Form 10-K
period 2024-12-31
NORTHROP GRUMMAN CORP /DE/
filed 2025-01-30
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
    Yes ☐    No ☒
As of June 30, 2024, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $63.7 billion.
As of January 27, 2025, 144,755,659 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Northrop Grumman Corporation’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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
Organization
From time to time, we acquire or dispose of businesses and realign contracts, programs or businesses among and within our operating segments. Internal realignments are typically designed to leverage existing capabilities more fully and to enhance efficient development and delivery of products and services. At December 31, 2024, the company was aligned in four operating sectors, which also comprise our reportable segments: Aeronautics Systems, Defense Systems, Mission Systems and Space Systems.
Effective July 1, 2024, the company realigned the Strategic Deterrent Systems (SDS) division, which includes the Ground-Based Strategic Deterrent (“Sentinel”) program, from Space Systems to Defense Systems. This realignment is reflected in the financial information contained in this report.

NORTHROP GRUMMAN CORPORATION

Subsequent Realignment - Effective January 1, 2025, the company realigned the Strike and Surveillance Aircraft Solutions (SSAS) business unit from Defense Systems to Aeronautics Systems. This realignment is not reflected in the financial information contained in this report; it will be reflected in the company’s operating results beginning in the first quarter of 2025.
AERONAUTICS SYSTEMS
Aeronautics Systems is a leader in the design, development, production, integration, sustainment and modernization of military aircraft systems for the U.S. Air Force, the U.S. Navy, other U.S. government agencies, and international customers. Major products include strategic long-range strike aircraft; tactical fighter and air dominance aircraft; airborne battle management and command and control systems; and unmanned autonomous aircraft systems, including high-altitude long-endurance (HALE) strategic intelligence, surveillance and reconnaissance (ISR) systems. Approximately 45 percent of this business is performed through restricted programs. Key programs include:
•Development and production of the U.S. Air Force B-21 Raider long-range strike aircraft that defines sixth-generation technologies;
•Modernization and sustainment services for the B-2 Spirit stealth aircraft;
•Fuselage production for the F-35 Lighting II Joint Strike Fighter and F/A-18 Super Hornet for use by U.S. and international forces;
•E-2D Advanced Hawkeye battle management aircraft production for the U.S. Navy, Japan, and France;
•MQ-4C Triton, which provides wide area strategic ISR over vast ocean and coastal regions for maritime domain awareness to the U.S. Navy and Australia;
•RQ-4 Global Hawk, which provides high resolution imagery of land masses for theater awareness and strategic ISR to the U.S. Air Force, Japan, and the Republic of Korea; and
•North Atlantic Treaty Organization (NATO) Alliance Ground Surveillance (AGS), a Global Hawk variant, for strategic ISR missions conducted in multinational theater operations.
DEFENSE SYSTEMS
Defense Systems is a leader in the design, engineering, development, integration and production of strategic deterrent systems, advanced tactical weapons, and missile defense solutions, and a provider of sustainment, modernization and training services for manned and unmanned aircraft and electronics systems for the U.S. military and a broad range of international customers. Major products and services include strategic missiles; integrated, all-domain command and control (C2) systems; precision strike weapons; advanced propulsion, including tactical solid rocket motors and high speed air-breathing and hypersonic systems; high-performance gun systems, ammunition, precision munitions and advanced fuzes; and aircraft and mission systems logistics support, sustainment, operations and modernization. Less than 5 percent of this business is performed through restricted programs. Key programs include:
•Sentinel Engineering & Manufacturing Development (EMD) program, initial phase of the modernization of the intercontinental ballistic missile (ICBM) system that will serve as the ground-based strategic deterrent for the U.S. nuclear triad;
•Integrated Battle Command System (IBCS) for the U.S. Army and Poland, which is an open architecture system that seamlessly integrates sensors and effectors to deliver among the most advanced C2 systems for joint and coalition forces;
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

NORTHROP GRUMMAN CORPORATION

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
•AAQ-24 sensor sustainment and repair for U.S. military customers; and
•Special Electronics Mission Aircraft (SEMA) ISR support.
MISSION SYSTEMS
Mission Systems is a leader in advanced mission solutions and multifunction systems, primarily for the U.S. defense and intelligence community, and international customers. Major products and services include command, control, communications and computers, intelligence, surveillance and reconnaissance (C4ISR) systems; radar, electro-optical/infrared (EO/IR) and acoustic sensors; electronic warfare systems; advanced communications and network systems; advanced microelectronics; navigation and positioning sensors; maritime power, propulsion and payload launch systems; full spectrum cyber solutions; and intelligence processing systems. Approximately 30 percent of this business is performed through restricted programs. Key unrestricted programs include:
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
•AC/MC 130J Radio Frequency Countermeasures system, which provides superior situational awareness and better enables aircraft survivability in operationally relevant environments; and
•Embedded Global Positioning System (GPS) / Inertial Navigation Systems-Modernization (EGI-M) program, which provides state-of-the-art airborne navigation capabilities with an open architecture that enables rapid responses to future threats.

NORTHROP GRUMMAN CORPORATION

SPACE SYSTEMS
Space Systems is a leader in delivering end-to-end mission solutions through the design, development, integration, production and operation of space, missile defense, and launch systems for national security, civil government, commercial and international customers. Major products include satellites and spacecraft systems, subsystems, sensors and payloads; ground systems; missile defense systems and interceptors; and launch vehicles and related propulsion systems. Approximately 40 percent of this business is performed through restricted programs. Key unrestricted programs include:
•Evolved Strategic SATCOM (ESS) satellites and payloads providing assured, no-fail, and survivable Nuclear Command and Control (NC3) communications capabilities;
•Next-Generation Overhead Persistent Infrared (Next-Gen OPIR) program satellites and payloads providing resilient and enhanced missile warning over the critical northern polar region;
•Space Development Agency Tracking and Transport layers providing missile warning/tracking and resilient, low-latency, high-volume data transport communication systems;
•Missile defense systems, interceptors, targets, mission processing and boosters for the Missile Defense Agency's (MDA) Ground-based Midcourse Defense Weapon Systems (GWS);
•Cygnus spacecraft, used in the execution of our Commercial Resupply Services (CRS) contracts with NASA to resupply and re-boost the International Space Station;
•Development and production of solid rocket motors for NASA’s Space Launch System (SLS) heavy lift vehicle;
•Habitation and Logistics Outpost (HALO) module in support of NASA’s Lunar Gateway;
•63-inch diameter Graphite Epoxy Motor (GEM 63) and the extended length variation (GEM 63XL) solid rocket boosters used to provide lift capability for the ATLAS V and Vulcan launch vehicles;
•Medium-class solid rocket motors for the U.S. Navy's Trident II Fleet Ballistic Missile program;
•Glide Phase Interceptor (GPI) Cooperative Development producing interceptor capability to defeat hypersonic threats;
•Protected Tactical SATCOM (PTS) satellites and payloads providing resilient, protected tactical communications to U.S. forces; and
•Arctic Satellite Broadband Mission (ASBM) satellites and payloads expanding both commercial as well as military broadband communications for an international partner.
CUSTOMER CONCENTRATION
Our largest customer is the U.S. government. Sales to the U.S. government accounted for 87 percent, 86 percent and 86 percent of sales during the years ended December 31, 2024, 2023 and 2022, respectively. For further information on sales by customer type, contract type and geographic region, see Note 15 to the consolidated financial statements. See “Risk Factors” for further discussion regarding risks related to customer concentration.
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
SEASONALITY
No material portion of our business is seasonal.

NORTHROP GRUMMAN CORPORATION

BACKLOG
At December 31, 2024, total backlog, which is equivalent to the company’s remaining performance obligations, was $91.5 billion as compared with $84.2 billion at December 31, 2023. For further information, see “Backlog” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and Note 1 to the consolidated financial statements.
INTELLECTUAL PROPERTY
We protect our technological innovations using a combination of trade secrets, patents, trademarks, and copyrights. We routinely apply for patents related to the technologies we develop in the U.S. and in certain foreign jurisdictions. We license some intellectual property rights to third parties and we also license or otherwise obtain access to intellectual property from third parties. The U.S. government typically holds licenses to patents developed in the performance of U.S. government contracts and may use or authorize others to use the inventions covered by these patents for certain purposes. See “Risk Factors” for further discussion regarding risks related to intellectual property.
RAW MATERIALS
We have experienced challenges with access to certain raw materials due to macroeconomic factors and several global events such as inflation, geopolitical conflicts and microelectronics shortages. In some cases, these challenges have significantly increased the cost and/or lead time required to obtain certain raw materials. Nonetheless, these challenges have not, to date, materially impacted our ability to perform on our contracts. See “Risk Factors” for further discussion regarding risks related to raw materials.
HUMAN CAPITAL
Underpinned by our values and culture, we hire, promote, and pay based on merit and performance to ensure we have the best team to deliver for our customers. Our focus on technology, innovation and career growth enables us to attract qualified talent, particularly those with security clearances and requisite skills in multiple areas, including science, technology, engineering and math. Our differentiated culture and workforce was a factor in our ability to hire approximately 7,400 new employees in 2024, and as of December 31, 2024, we have approximately 97,000 employees.
Our Values and Culture
Our values reflect our priorities and form the bedrock of our culture:
•We do the right thing – we earn trust, act with ethics, integrity and transparency, treat everyone with respect, value diverse perspectives and foster safe and inclusive environments.
•We do what we promise – we own the delivery of results, focused on quality.
•We commit to shared success – we work together to focus on the mission and take accountability for the sustainable success of our people, customers, shareholders, suppliers and communities.
•We pioneer – with fierce curiosity, dedication and innovation, we seek to solve the world’s most challenging problems.
Among other programs through which the company lives its values, the company maintains a Standards of Business Conduct program through which our employees are empowered to raise concerns through multiple channels without fear of reprisal. In addition to full-time ethics professionals, we also have over 150 business conduct advisors who promote values and an ethical culture within the company. Additionally, our annual Employee Experience Survey gives employees a voice and a mechanism to provide feedback on our culture and empower our leaders to enhance the employee experience. This anonymous survey encourages employee candor on key engagement and inclusion drivers, including belonging, respect, a sense of personal work accomplishment and recommending the company to others. In 2024, 80 percent of employees responded to the survey, an indication that our employees believe their feedback matters. Our performance on the annual survey is compared to the Qualtrics Global Benchmark and our survey results exceeded many of their global norms for both engagement and inclusion. Our leaders review the survey responses and work collaboratively with their teams to take meaningful actions based on survey results.
Our culture and values serve as an enabling force that helps us pioneer, perform and deliver on quality, which results in value for our shareholders, customers, and employees. We actively seek candidates for employment from a wide range of backgrounds and experiences to tap into the full spectrum of talent available now and in the future to create a culture of belonging for everyone.

NORTHROP GRUMMAN CORPORATION

Talent Management
Northrop Grumman’s talent strategy is focused on four key pillars: broadening talent pools; enhancing the employee experience; building leaders of the future; and fostering employee growth. Our strategy addresses the external and internal landscape and ensures that we can attract, retain and develop the workforce necessary to support the continued success of the business.
We hold regular talent review discussions to ensure line of sight to talent at various levels of the organization. We refresh and review succession plans to ensure a robust pipeline of talent and business continuity with a tight linkage to development. We focus on accelerating learning and development of our leaders by providing a combination of experiences, exposure and education.
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
In a rapidly changing world, we maintain focus on keeping our team and our company prepared for the evolving future of work. In addition to offering our employees flexible work arrangements, caregiver support and mental health services that help our employees make their careers work within their lives, we also help our employees build the careers that will serve them into the future. We ensure that our employees have the tools and resources to develop their knowledge base and skill sets, so they can continue to thrive at Northrop Grumman even in the midst of change. When our employees succeed and grow at work, our business succeeds and grows. Through a focus on our employees, we remain agile and innovative, adapting to the future as it unfolds before us.
Employee Health and Safety
Health and safety are foundational to our success. People are our most valuable resource and we prioritize occupational health and safety to position the company for long-term success.
Training and risk and hazard identification, mitigation and prevention are key components of Northrop Grumman’s safety program. Everyone has a responsibility to identify workplace hazards, and employees may raise concerns without fear of reprisal. We evaluate the effectiveness of our health and safety programs by conducting trend analyses of our past performance and externally through benchmarking with industry peers and the U.S. Bureau of Labor Statistics.
Collective Agreements
Approximately 4,100 employees are covered by 15 collective agreements in the U.S., of which we negotiated five renewals in 2024 and expect to negotiate seven renewals in 2025.
See “Risk Factors” for further discussion regarding risks related to our workforce and employee relations.
REGULATORY MATTERS
Government Contract Security Restrictions
We are prohibited by the U.S. government from publicly discussing the details of classified programs. These programs are generally referred to as “restricted” in this Annual Report. The consolidated financial statements and financial information in this Annual Report reflect the operating results of our entire company, including restricted programs.
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

NORTHROP GRUMMAN CORPORATION

Our long-term contracts typically fall into one of two contract types:
Cost-type contracts – Cost-type contracts include cost plus fixed fee, cost plus award fee and cost plus incentive fee contracts. Cost-type contracts generally provide for reimbursement of a contractor’s allowable costs incurred plus fee. As a result, cost-type contracts have less financial risk associated with unanticipated cost growth but generally provide lower profit margins than fixed-price contracts. Cost-type contracts typically require that the contractor use its best efforts to accomplish the scope of work within some specified time and stated dollar limitation. Fees on cost-type contracts can be fixed in terms of dollar value or can be variable due to award and incentive fees, which are generally based on performance criteria such as cost, schedule, quality and/or technical performance. Award fees are determined and earned based on customer evaluation of the company’s performance against contractual criteria. Incentive fees are generally based on cost or schedule and provide for an initially negotiated fee to be adjusted later, based on the relationship of total allowable costs to total target costs or as schedule milestones are met. Award and incentive fees are included in total estimated sales to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We estimate variable consideration as the most likely amount to which we expect to be entitled.
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
See Note 1 to the consolidated financial statements and “Risk Factors” for further information regarding our contracts and Note 15 to the consolidated financial statements for sales by contract type.
The following table summarizes sales for the year ended December 31, 2024, recognized by contract type and customer category:

$ in millions	U.S. Government(1)	International(2)	Other Customers	Total	Percentage of Total Sales
Cost-type contracts	$20,256	$684	$24	$20,964	51%
Fixed-price contracts	15,180	4,316	573	20,069	49%
Total sales	$35,436	$5,000	$597	$41,033	100%
(1)Sales to the U.S. government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. government. Each of the company’s segments derives a substantial percentage of its revenue from the U.S. government.
(2) International sales include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is an international customer. These sales include foreign military sales contracted through the U.S. government.
Environmental
Our operations are subject to and affected by federal, state, local and foreign laws, regulations and enforcement actions relating to protection of human health and the environment. We have incurred and expect to continue to incur capital and operating costs to comply with applicable environmental laws and regulations and to achieve our environmental sustainability goals. See “Risk Factors” and Notes 1 and 11 to the consolidated financial statements for further information regarding environmental matters.
Our environmental sustainability goals focus on Northrop Grumman’s facilities in addition to supply chain partners and customers:

NORTHROP GRUMMAN CORPORATION

•Net zero greenhouse gas emissions (GHG) in operations (Scopes 1 and 2) by 2035. Interim target of 50% GHG emissions reduction by 2030;
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
Additional information regarding our environmental sustainability goals is available in our Sustainability Report, which can be found on our company website.
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
Industry and Economic Risks
•We depend heavily on a single customer, the U.S. government, for a substantial portion of our business. Changes in this customer’s strategies, priorities and spending could have a material adverse effect on our financial position, results of operations and/or cash flows.
Our primary customer is the U.S. government, from which we derived 87 percent of our sales in 2024; we have a number of large programs with the U.S. Department of the Air Force, in particular. The U.S. government has the ability to delay, modify or cancel ongoing competitions, procurements and programs, as well as to change its future acquisition strategy. We cannot predict the impact on existing, follow-on, replacement or future programs from potential changes in the threat and global security environment, defense spending levels, government and budgetary priorities, political leadership, procurement practices and strategy, inflation and other macroeconomic trends, military strategy; or broader changes in social, economic, security or political demands and priorities.
The U.S. government has the ability to terminate contracts, in whole or in part, for its convenience or for default based on performance. In the event of termination for convenience, contractors are generally protected by provisions covering reimbursement for costs incurred and profit on those costs up to the amount authorized under the contract,

NORTHROP GRUMMAN CORPORATION

but not the anticipated profit that would have been earned. However, to the extent insufficient funds have been appropriated by the U.S. government to cover such costs, the U.S. government may assert that it is not required to provide additional funding for such costs. In the event of termination due to default, contractors may be required to pay for re-procurement costs in excess of the original contract price, net of the value of work accepted from the original contract, as well as other damages. Termination due to our default (or that of a teammate) could have a material adverse effect on our reputation, our ability to compete for other contracts and our financial position, results of operations and/or cash flows.
Where program cost estimates exceed certain thresholds, our customer has been, and may in the future be, required to provide congressional notification of significant or critical cost increases (or breaches) under the Nunn-McCurdy Act, which, in some circumstances, could result in program restructure or termination. For example, in January 2024 the customer provided congressional notification that the Sentinel program (formerly called the Ground Based Strategic Deterrent program) was under a Nunn-McCurdy breach review, which was completed in July 2024, resulting in the certification for continuance of the program.
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
•Significant delays or reductions in appropriations for our programs or U.S. government funding more broadly, including a prolonged continuing resolution, government shutdown or breach of the debt ceiling, and future budget and program decisions can negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations and/or cash flows.
U.S. government programs are subject to annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds annually even though the program performance period may extend over several years. Programs are often partially funded initially, with additional funds committed only as Congress makes further appropriations. When we or our subcontractors incur costs in excess of funds obligated on a contract, we are generally at risk for reimbursement unless and until additional funds are obligated to the contract. We cannot predict what funding will ultimately be approved for individual programs. In addition, pressures on, as well as laws and plans relating to the federal budget, potential changes in priorities and defense spending, the timing and substance of the appropriations process, use of continuing resolutions (with restrictions, e.g., on new contract and program starts) and the federal debt limit (including a breach of the federal debt ceiling), have adversely affected and could adversely affect the amount and timing of funding for individual programs and delay purchasing or payments by our customers. In the event government funding for our significant programs is reduced, delayed or unavailable, or orders are reduced, our contracts or subcontracts, or competitions for such programs have at times been, and in the future may be, terminated or changed.
The U.S. continues to face a changing geopolitical environment, along with substantial fiscal, economic and security challenges, which affect funding and budgetary priorities. The budget and macroeconomic environment, global security environment, political instability, and uncertainty surrounding the appropriations processes and the debt ceiling, remain significant short and long-term risks. See “Overview” in MD&A. In addition, high deficit levels and high debt servicing costs could drive cuts to federal spending. Considerable uncertainty exists regarding how future budget and program decisions will unfold. If annual appropriations bills are not timely enacted, the U.S. government may continue to operate under a continuing resolution (potentially of extended duration), restricting new contract or program starts, presenting resource allocation challenges and placing limitations on budgets. We also may face a prolonged government shutdown that could lead to program cancellations, disruptions and/or stop work orders and could limit the U.S. government’s ability to progress programs and make timely payments. A prolonged shutdown could limit our ability to perform on our contracts and successfully compete for new work. If the statutory debt limit is not increased adequately, we could be obligated to work without receiving timely payments, and a prolonged breach could have far-reaching adverse consequences. If the macroeconomic environment deteriorates, including due to rising inflation or other causes, we could experience labor and supply chain challenges and increased costs and existing or anticipated appropriated and contracted funds may not be sufficient to cover costs incurred on existing or future programs.

NORTHROP GRUMMAN CORPORATION

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
•We use estimates when accounting for contracts. Contract cost growth or changes in estimated contract revenues and costs can affect our profitability and could have a material adverse effect on our financial position, results of operations and/or cash flows.
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
We aim to mitigate this risk through contract terms, and we have submitted and may submit requests for equitable adjustment (REAs), engineering change proposals or other claims to seek recovery in whole or in part for our increased costs. We have also sought, and will seek, other avenues, as appropriate, to compensate the company for certain unexpected cost increases. However, our contracts may not enable full recovery, and/or customers may disagree with our requests or may not have funding to cover them.
Our risk varies with the type of contract. Fixed-price contracts inherently tend to have more financial risk than cost-type contracts, including as a result of inflationary pressures, labor rates and shortages, challenges in estimating contract revenues and costs and supplier challenges. In 2024, approximately half of our sales were derived from fixed-price contracts. We have more often entered into fixed-price contracts where costs can be more reasonably estimated based on actual experience, such as for mature production programs. However, our customers have sought, and may in the future seek, fixed-price contracts for development programs, combined development and production programs, or low-rate initial production programs, where the risks are greater. For example, such contracts can create performance and financial risks, whether due to the estimates of costs required to complete such contracts being subject to potentially significant variability or because of the challenge of starting and stabilizing manufacturing production and test lines while concurrently validating final design and managing changes in requirements or capabilities requested by the customer. In addition, our contracts contain provisions relating to cost controls and audit rights. If we do not achieve our estimates or meet terms in our contracts, our profitability has at times been and may be reduced, and we have incurred and may incur losses.
Certain of our fixed-price contracts include or may include fixed-price development work. This work is inherently more uncertain, and, as a result, there is typically more variability in estimates of the costs to complete the development stage. As work progresses into production, the risks associated with estimating total costs are typically reduced as compared to fixed-price development work. While management uses its best judgment to estimate costs associated with fixed-price contracts, future events can result in significant adjustments. In addition, from time to time, we may begin performing on a contract prior to completing contract negotiations. Uncertainties in final contract terms, quantity and pricing, or loss of negotiating leverage associated with long delays could negatively affect our profitability. Certain of our contracts also include options exercisable at the customer’s discretion. The customer may decline to exercise an option, or the customer may exercise an option for which we may incur a loss or perform at a low margin, either of which could adversely affect our results of operations.
Under cost-type contracts, allowable costs are generally subject to reimbursement plus a fee. We often enter into cost-type contracts for development programs with complex design and technical challenges. These cost-type programs may have award or incentive fees that are uncertain and may be earned over extended periods or towards the end of the contract. In these cases, the financial risks are typically in recognizing profit, which ultimately may not be earned, or program cancellation if cost, schedule, or technical performance issues arise. We also face

NORTHROP GRUMMAN CORPORATION

additional financial risk when solicitations require us to bid on cost-type development work and fixed-price production lots and/or options in one submission, where we must estimate the cost of production before a product has been developed and tested, or cost-type development work requiring us to provide certain items at our expense or with little or no fee. Macroeconomic challenges increase these risks.
Because of the significance of management’s judgments and the estimation processes, and the difficulties inherent in estimating future costs, particularly in a challenging macroeconomic environment, it is possible that we could see materially different results. Changes in underlying assumptions, circumstances or estimates, and the failure to recover on requests for equitable adjustments, engineering change proposals or other claims could have a material adverse effect on the profitability of one or more of our contracts and on our overall financial position, results of operations and/or cash flows. See “Critical Accounting Policies and Estimates” in MD&A and Note 11 to the consolidated financial statements.
•Competition within our markets and bid protests, or other attempts to interfere with our ability to obtain and retain awards, may affect our ability to win new contracts and result in reduced revenues, which could have a material adverse effect on our financial position, results of operations and/or cash flows.
We operate in highly competitive markets and our competitors may have more financial capacity or more extensive or specialized engineering, technical, manufacturing, marketing or servicing capabilities. They may be willing to accept more risk or lower profitability in competing for contracts. We have seen, and anticipate we will continue to see, increased competition in some of our core markets, especially as a result of our customers’ budget pressures, their focus on affordability and competition, and our own success in winning business. We are facing increasing competition in the U.S. and outside the U.S. from U.S., foreign and multinational firms, including new entrants, and anticipate that mergers or acquisitions within our industry could further increase competition or could limit our access to certain suppliers without appropriate remedies to protect our interests. We are also facing increasing competition for, and more limited access to various critical products, services and other supplies. In some instances, foreign companies may receive loans, subsidies and other assistance from their governments that may not be available to U.S. companies and foreign companies may be subject to fewer restrictions on technology transfer. For some products and services, some customers, including the DoD, are turning to commercial contractors, newer entrants to markets and non-traditional defense contractors, which may have lower cost or more agile operating structures and the ability to leverage changes in customer acquisition strategies (e.g., multiple awardees, short lifecycles). In addition, some customers continue to utilize small business contractors or determine to source work internally. Our success in competing depends, in part, on our ability to remain cost-competitive, respond to changes in customer acquisition strategies, accurately anticipate our customers’ needs and successfully effect our digital transformation strategy and adopt and integrate new digital technologies into our manufacturing, operations, and products and services.
In addition, U.S. government procurement laws permit certain legal challenges to the terms of a contract solicitation or award, referred to as a bid protest. Bid protests can result in award decisions being reversed and loss of the contract award. Even where a bid protest does not result in such a loss, it can result in significant expenses and delay the start of contract activities and revenue or result in contract modifications. We are also subject to risks associated with our ability to challenge Other Transaction Authority (OTA) agreements, which the U.S. government can award for certain research, prototype and production projects. OTA awards are not subject to all of the procurement requirements that typically apply to DoD contracts and rights to protest such awards may be more limited than for other contracts.
•The global macroeconomic environment has negatively impacted and could in the future negatively impact our business, and if we are unable to mitigate such challenges, it could have a material adverse effect on our financial position, results of operations and/or cash flows.
Our business, financial position, results of operations and/or cash flows have been and may in the future be adversely impacted by the global macroeconomic environment, which impacts have included and may in the future include high rates of inflation; increased interest rates; tight credit in financial markets; widespread disruptions in supply chains; workforce challenges, including labor shortages; and market volatility, including exchange rate volatility. These and other macroeconomic challenges have led and can lead to increased costs, labor and supply shortages, and delays and disruption in performance, as well as competing demands for scarce resources, which in turn have adversely impacted and may continue to adversely impact our customers, our industry, our company, our suppliers and others with whom we do business. We continue to work proactively to mitigate the challenges caused by the macroeconomic environment, including, in some cases, seeking the inclusion of economic price adjustment clauses or seeking to recover on requests for equitable adjustments, engineering change proposals or other claims.

NORTHROP GRUMMAN CORPORATION

Legal and Regulatory Risks
•We are subject to various investigations, claims, disputes, enforcement actions, litigation, and other legal proceedings that could ultimately be resolved against us and could have a material adverse effect on our financial position, results of operations and/or cash flows.
The size, nature and complexity of our business make us particularly susceptible to investigations, claims, disputes, enforcement actions, prosecutions, litigation and other legal proceedings (collectively “legal proceedings”), particularly those involving governments, which may continue to increase. We are or may become subject to legal proceedings globally (including criminal, civil and administrative) and across a broad array of matters, including, but not limited to, government contracts, cost accounting, financial accounting and reporting, false statements or claims, cybersecurity and pension accounting and other employee benefit plan matters. These matters can divert resources; result in administrative, civil or criminal fines, penalties or other sanctions (including judgments, convictions, consent or other voluntary decrees or agreements), compensatory, treble or other damages, non-monetary relief, or other liabilities; and otherwise harm our business and our ability to obtain and retain awards. Certain outcomes may lead to suspension or debarment from government contracts or suspension of export/import privileges for the company or one or more of its components. Suspension or debarment or criminal resolutions in particular could have a material adverse effect on the company because of our reliance on government contracts and export authorizations. Legal proceedings, even if pending or not ultimately resulting in adverse action, or if fully indemnified or insured, can negatively impact our reputation among our customers and the public, and make it substantially more difficult for us to compete effectively for business, obtain and retain awards, ensure adequate funding for our programs or obtain adequate insurance in the future. See Note 10 to the consolidated financial statements for information regarding the company’s investigations, claims and litigation.
•As a U.S. government contractor, we and our partners are subject to various procurement and other laws, regulations and contract terms applicable to our industry, as well as those more broadly applicable to industry, and changes in such laws, regulations or terms, any negative findings by the U.S. government as to our or our partners’ compliance with them, and changes in our customers’ business practices globally could affect our ability to compete and have a material adverse effect on our financial position, results of operations and/or cash flows.
U.S. government contractors (including their subcontractors and others with whom they do business) must comply with various specific procurement laws, regulations, rules and other legal requirements, as well as ones more broadly applicable. These various legal requirements, although sometimes customary in government contracting, increase costs and risks. They have been and are evolving at a significant pace. The costs are not always fully recoverable. New laws or other requirements, or changes to existing ones (including, for example, related to cybersecurity, information and data protection, cost accounting, environment, sustainability, securities, competition, compensation costs, taxes, counterfeit parts, pensions, and use of certain non-US equipment) or more expansive interpretations or other changes in how government agencies construe existing ones, can significantly increase our costs and risks and reduce our profitability.
We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, such as the DCAA, Defense Contract Management Agency (DCMA) and the DoD Inspector General. These agencies review performance under our contracts, our cost structure and accounting, our compliance, and the adequacy of our systems in meeting government requirements. Costs ultimately found to be unallowable or improperly allocated are generally not reimbursed or require us to refund the customer. When an audit uncovers improper or illegal activities, we are subject to possible civil and criminal penalties, sanctions, or suspension or debarment. Whether or not illegal activities are alleged, the U.S. government has the ability to decrease or withhold certain payments when it deems systems to be inadequate, with significant financial impact, regardless of the ultimate outcome. In addition, we risk serious reputational harm in situations involving allegations of impropriety made against us or our business partners.
Our industry has experienced, and we expect it will continue to experience, significant changes to business practices globally, in part as a result of changes in the global security and threat environment and an increased focus on affordability, efficiencies, business systems, recovery of costs and a reprioritization of available defense funds. We have experienced and may continue to experience an increased number of audits and challenges to our claims and our business systems for current and past years, as well as longer periods to close audits, broader requests for information and an increased risk of withholdings of payments. The U.S. government has been pursuing and may continue to pursue policies that could negatively impact our profitability, including those that shift additional responsibility and performance risks to the contractor. Changes in procurement practices, including those favoring

NORTHROP GRUMMAN CORPORATION

incentive-based fee arrangements; fixed price development or long-term production programs; different award criteria; and non-traditional contract provisions have affected and may in the future affect our profitability and predictability.
We (including our subcontractors and others with whom we do business) also are subject to, and expected to perform in compliance with, a vast array of federal, state and local laws, regulations, contract terms and requirements related to our industry, our products and the businesses we operate, as well as those more broadly applicable to industry, such as securities laws and regulations. These requirements, whether specific to our industry or broadly applicable, can limit our ability to achieve our goals. If we are found to have violated any such requirements, or are found not to have acted responsibly, we may be subject to a wide array of actions, including contract modifications or termination; payment withholds; the loss of export/import privileges; administrative, civil or criminal judgments or penalties (including convictions, agreements, fines, damages and non-monetary relief); or suspension or debarment.
•The improper conduct of employees, agents, subcontractors, suppliers, business partners or joint ventures in which we participate can impact our reputation and our ability to do business, which could have a material adverse effect on our financial position, results of operations and/or cash flows.
We face potential liability based on misconduct by employees, agents or others working with us or on our behalf that could violate the applicable laws of the jurisdictions in which we operate, including laws governing improper payments to government officials, the protection of export controlled or classified information, false claims, procurement integrity, cost accounting and billing, competition, information security and data privacy, intellectual property and contract terms. Improper actions by our employees, agents or others working with us or on our behalf also subject us to risk of administrative, civil or criminal investigations and enforcement actions; monetary and non-monetary penalties; liabilities; and the loss of privileges and other sanctions, including suspension and debarment. We have in the past experienced and may in the future experience misconduct committed by our employees, agents, suppliers, partners or others working with us or on our behalf. This risk of improper conduct increases as we continue to expand globally, with greater opportunities and demands to do more business with local and new partners, and in new environments. At the same time, law enforcement agencies are continuing to focus collaboratively on combating global corruption and other misconduct. In the ordinary course we form and are members of joint ventures or other business arrangements and/or invest in third parties with whom we do business. We may be unable to prevent misconduct or violations of applicable laws by these joint ventures or our partners, including, in each case, their respective officers, directors and employees.
•Environmental matters, including climate change, unforeseen costs associated with compliance and remediation efforts, and government and third-party claims, could have a material adverse effect on our reputation and our financial position, results of operations and/or cash flows.
Our operations are subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations, including as they may be expanded, otherwise changed or enforced differently over time. Compliance with these existing and evolving environmental laws and regulations requires, and is expected to continue to require, significant operating and capital costs. For example, some of these recently enacted laws and regulations prohibit the use of certain chemicals or other substances that are used in our business, which has, in some cases, required us to identify alternate sources, resulting in additional costs and/or otherwise impacting our business and operations. New and evolving laws, regulations and rule makings globally impose different and at times more restrictive standards and require greater disclosures. For example, certain jurisdictions, including the State of California and the European Union, have enacted legislation which requires or would require more stringent greenhouse gas emissions and climate risk reporting. They could also require capital investments, could adversely impact our ongoing operations, and could require changes on a more accelerated time frame. We expect our suppliers to face similar challenges and incur additional compliance costs that may be passed on to us. These direct and indirect costs can adversely impact our results of operations and financial condition, and, if we are unable to comply with legislative and regulatory requirements or meet our sustainability objectives, our reputation and ability to do business could be negatively impacted. In addition, our customers’ requirements, priorities and ways of doing business with respect to environmental matters, and climate change specifically, also may have an impact on our business, operations and financial success.
Environmental matters may significantly impact our business and operations and present evolving risks and challenges. Environmental impacts, including climate change specifically, create short and long-term financial risks to our business globally. We have significant operations located in regions that have been, and may in the future be, exposed to significant weather events and other natural disasters. Increased worldwide focus on climate change has

NORTHROP GRUMMAN CORPORATION

led to legislative and regulatory efforts to combat both potential causes and adverse impacts of climate change, including regulation of greenhouse gas emissions. New or more stringent laws and regulations related to greenhouse gas emissions and other climate change related concerns have affected and will likely continue to affect us, our suppliers and our customers. The company has set a goal to achieve net zero greenhouse gas emissions in our operations by 2035 and is committed to working to achieve its climate change and other sustainability goals. We are working to identify opportunities to utilize alternatives to fossil-based energy sources, to decrease our greenhouse gas emissions, to reduce our consumption of water and generation of waste, and to ensure our compliance with environmental regulations where we operate, enhancing our record of environmental sustainability. However, the costs of doing so may be greater than expected, which could affect our ability to achieve our goals.
We may be subject to substantial administrative, civil or criminal fines, penalties or other sanctions (including suspension, debarment or disqualification) for violations of environmental laws. If we are found to be in violation of the Federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the Environmental Protection Agency on a list of facilities that generally cannot be used in performing on U.S. government contracts until the violation is corrected.
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
We are and may become a party to various legal proceedings and disputes involving government and private parties (including individual and class actions) relating to alleged impacts from pollutants released into the environment, including bodily injury and property damage. For example, please see Note 10 for a discussion of certain disputes and lawsuits related to legacy Bethpage environmental conditions. These matters could result in material compensatory or other damages, remediation costs, penalties, and non-monetary relief, and adverse determinations on allowability or insurance coverage.
Government and private parties also seek to hold us responsible for liabilities or obligations related to former operations that have been divested or spun-off and/or for which we believe other parties have agreed to be responsible and/or to indemnify us. These rights may not be sufficient to protect us.
•Unanticipated changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation or agreements, could have a material adverse effect on our financial position, results of operations and/or cash flows.
We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, have affected and could affect our tax expense. In addition, the final determination of any tax audits or related litigation, in particular with regard to our positions on research credits, could be materially different from our historical income tax provisions and accruals. In addition, we may be subject to future tax audits and legal challenges involving OATK, which we acquired in 2018, or the spinoff of its then subsidiary Vista Outdoor, and we may be unable to obtain indemnification or we may be required to indemnify Vista.
•Cyber and other security threats or disruptions could have a material adverse effect on our reputation and our financial position, results of operations and/or cash flows.
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
Cyber threats, both on premises and in the cloud, are complex, continuous and evolving and include, but are not limited to: malicious software, destructive malware, ransomware, targeting by more advanced and persistent

NORTHROP GRUMMAN CORPORATION

adversaries, including nation states and other actors, zero-day attacks, attempts to gain unauthorized access to systems or data, disruption to operations, critical systems or denial of service attacks; unauthorized release of confidential, personal or other protected information (ours or that of our employees, customers or partners); corruption of data, networks or systems; harm to individuals; and loss of assets. We have been and could be impacted by cyber threats or other disruptions or vulnerabilities found in products or services we use or in our internal, partners’ or customers’ systems that are used in connection with our business. Further, the sophistication, availability and use of artificial intelligence by threat actors present an increased level of risk. We have experienced cyber attacks and, due to the evolving threat landscape, expect we will continue to experience additional attacks in the future. The various measures and controls we have implemented to monitor and mitigate risks associated with these threats and to increase the cyber resiliency of our infrastructure and products may not always be sufficient or fully effective, particularly against previously unknown vulnerabilities, including those that could go undetected for an extended period.
Cyber events have caused and could cause us harm and require us to undertake remedial actions. Successful attacks can lead to losses or misuse of sensitive information or capabilities; theft or corruption of data; harm to personnel, infrastructure or products; protracted disruptions in our operations and performance; and the misuse of our products. They can also damage our reputation, impact our ability to obtain adequate insurance coverage, and lead to loss of business, regulatory actions, and costs, liabilities or other financial losses for which we may not have adequate sources of recovery.
Our customers and partners (including our suppliers and joint ventures) to whom we entrust confidential data, and on whom we rely to provide products and services, face similar threats and growing requirements, including ones for which others may seek to hold us responsible. We depend on our customers, suppliers, and other business partners to implement and verify adequate controls and safeguards to protect against and report cyber incidents. If they fail to deter, detect, remediate or report cyber incidents in a timely manner, we may suffer financial and other harm, including to our information, operations, performance, employees and reputation. Further, the systems, products and services that we provide to customers may not be able to detect or deter threats, or effectively to mitigate resulting losses. These losses could adversely affect our customers and our company.
We also face increasing and evolving disclosure obligations related to cyber and other security events and the risk of failing to meet all our existing or future disclosure obligations and/or having our disclosures misinterpreted. National security or public safety considerations may also affect, or in limited instances prevent, our public disclosure of a cybersecurity incident in certain circumstances.
We also face threats to our physical security, including to our facilities and the safety and well-being of our people, including senior executives. These threats could involve terrorism, insider threats, targeted threats against senior executives, workplace violence, civil unrest, natural disasters, damaging weather or fires, which could adversely affect our company. Our customers and suppliers face similar risks that, if realized, could also adversely impact our operations. Such acts could cause delays, manufacturing downtime, or other impacts that could detrimentally impact our ability to perform our operations. We could also incur unanticipated costs to remediate impacts and lost business. For further discussion of our cybersecurity risk management, strategy and governance, see “Cybersecurity.”
•Our earnings and profitability depend, in part, on subcontractor and supplier performance, financial viability, and compliance with regulatory requirements globally, as well as highly skilled labor, raw materials, chemicals, parts, and component availability and pricing, and one or more of these factors could have a material adverse effect on our financial position, results of operations and/or cash flows.
We rely on other companies to provide raw materials, chemicals, parts and components and subsystems for our products, produce hardware elements and sub-assemblies, provide software and intellectual property, provide information about the parts they supply to us, and perform some of the services we need for our operations or provide to our customers, and to do so in compliance with all applicable laws, regulations and contract terms, while maintaining strong values and cultures. Disruptions or performance problems with our subcontractors or other suppliers (referred to inclusively as suppliers), unanticipated cost growth for the products and services they provide, failure to meet regulatory or contractual requirements, unethical or illegal behavior, or a misalignment between our contractual obligations to our customers and our agreements with our suppliers, have had and may continue to have various adverse impacts on the company, including on our ability to meet our commitments to customers and financial expectations. This risk of delays and disruptions in the supply chain, and supply chain challenges more broadly, has been and continues to be heightened globally due to the current macroeconomic environment.

NORTHROP GRUMMAN CORPORATION

Our ability to perform our obligations on time is adversely affected if one or more of our suppliers is unable to provide the agreed-upon products, materials or information, or perform the agreed-upon services in a timely, compliant and cost-effective manner. We also may experience challenges performing if we are unable to use certain raw materials, chemicals or other substances due to laws or other regulations that restrict or prohibit the use of such items or cause suppliers to be unwilling or unable to supply them and we cannot obtain a reasonable substitute on a cost-effective basis. Changes in political or economic conditions, including changes in demand, changes in the macroeconomic environment (including inflation and labor and supply chain challenges), changes in defense budgets and/or priorities, changes in the global security environment, changes in export/import restrictions, sanctions and other trade restrictive activities, evolving requirements, or changes in access to critical technology and materials (including metals and components), among others, have adversely affected and could in the future adversely affect the financial stability of our suppliers and/or their ability to perform effectively. The inability of our suppliers to perform effectively has required and may require us to provide them additional support and/or to transition to alternate suppliers, if available, with additional costs and delays. We expect we will need to continue to provide additional resources to support certain of our suppliers in performing under our contracts. In addition, if we are unable to do that or if our suppliers are no longer able to perform due to financial difficulties, we may face additional losses and liabilities under our current contracts and adversely impact the prospects for certain new ones.
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
We and our suppliers are also facing increased legal requirements globally. We may be held responsible not only for our compliance, but that of our suppliers. Our procurement practices are intended to reduce the risk we procure counterfeit, unauthorized or otherwise non-compliant parts or materials. We rely on our suppliers also to comply with applicable laws, customer requirements and contract terms, to ensure the quality of their components and effectively to mitigate the risk of cyber and security threats or other disruptions to their performance.
•If we are unable to attract and retain a qualified workforce necessary for our business, we may be unable to maintain our competitive position, meet the needs of our customers or achieve our results, which could have a material adverse effect on our financial position, results of operations and/or cash flows.
Our operating results and growth opportunities are heavily dependent upon our ability to attract and retain sufficient qualified personnel who are or can reasonably be cleared (and obtain program access), who have the requisite skills in multiple areas, including science, technology, engineering and math, and who share our values and are able to operate effectively consistent with our culture. Outside the U.S., it is increasingly important that we are also able to attract and retain personnel with relevant local qualifications and experience. We continue to face increased competition for talent with traditional defense companies, new entrants in our markets and commercial companies, globally, with increasing wage rates and, in some cases, greater flexibility around working conditions. Although we have realized benefits from extensive hiring and retention programs in recent years, the risk of insufficient personnel may increase, either broadly or with respect to select critical staffing requirements, including those with security clearances. If necessary qualified personnel are more scarce or more difficult to attract or retain under reasonable terms, or if we experience a high level of attrition, generally or in particular areas, or if such personnel are increasingly unable to obtain security clearances or program access on a timely basis or are unable to be timely and effectively trained, we would expect higher labor-related costs and we could face challenges performing on various of our programs and meeting financial expectations. In addition, the macroeconomic environment, including continued challenges in the global labor market, may further affect our ability to hire, develop and retain the necessary workforce, and to maintain performance levels and our corporate culture.
Certain of our employees are covered by collective agreements. We generally have been able to renegotiate renewals to expiring agreements without significant disruption of operating activities. However, other companies recently have experienced challenges in renewing labor agreements. If, for example, we also experience difficulties with renewals and renegotiations of existing collective agreements, or if our employees pursue new collective representation, we could incur additional expenses and impacts on operating efficiency and may be subject to work stoppages or other labor-related disruptions. Any such expenses or delays could adversely affect our performance and results.

NORTHROP GRUMMAN CORPORATION

•Our international business exposes us to additional risks, including risks related to geopolitical and economic factors, laws and regulations, which could have a material adverse impact on our financial position, results of operations and/or cash flows.
Sales to customers outside the U.S. are an important component of our strategy. Our international business (including our participation in joint ventures and other forms of collaboration, requirements for local content, and our global supply chain) is subject to numerous political and economic factors, legal requirements, cross-cultural considerations and other risks associated with doing business globally. These risks differ in some respects from those associated with our U.S. business and our exposure to such risks is expected to increase if and as our international business continues to grow.
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
Changes in laws, political leadership and environment, and/or security risks may dramatically affect our ability to conduct or continue to conduct business in international markets. Our international business is impacted by changes in U.S. and non-U.S. national policies and priorities, and geopolitical relationships, any of which may be influenced by changes in the global threat environment, political leadership, geopolitical and economic uncertainties, world events, government budgets, inflationary pressures, sanctions imposed in countries where we do business or seek to do business, and economic and political factors more generally. The U.S. and its allies and security partners continue to face a global security environment of heightened tensions and instability, threats from state and non-state actors, including major global powers, as well as terrorist organizations, emerging nuclear tensions, and diverse regional security concerns. These factors have impacted and may in the future impact demand for our products and services, the competitive position of our products and services, funding for programs, our ability to perform, our supply chain, export authorizations, purchasing decisions or customer payments. Global macroeconomic conditions, as well as fluctuations in foreign currency exchange rates and credit, are also likely to further impact our business.
Our contracts with non-U.S. customers in some cases include terms and reflect legal requirements that create additional risks. Terms include requirements to hire, invest, manufacture or purchase locally, or specific financial obligations, including offset obligations, and provisions that impose significant penalties if we fail to meet such requirements. We have also been required to enter into letters of credit, performance bonds, bank guarantees or other financial arrangements in certain cases. If we are dependent on certain suppliers, as in the U.S., we face risks related to their failure to perform in accordance with legal requirements, particularly where we rely on a sole source supplier. Our ability to sell products globally could be adversely affected if we are unable to design our products on a cost effective basis or to obtain and retain all necessary export authorizations, which the U.S. government can deny, change or revoke for reasons outside our control. Our business outside of the U.S. also depends on our ability to attract and retain sufficient qualified personnel with the skills and/or security clearances in the markets in which we do business. We also partner with non-U.S. companies, including through joint ventures and other forms of collaboration, which subjects us to risks related to the ability to identify and negotiate appropriate arrangements with qualified and acceptable local partners, potential exposure for their actions, and the ability effectively to terminate these arrangements. Such risks are complicated further when we partner with government-affiliated entities.
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
•Our business is subject to significant disruptions caused by natural disasters or other events outside of our control, which could have a material adverse effect on our financial position, results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION

We have significant operations, including centers of excellence, located in regions that have been, and may in the future be, exposed to hurricanes, earthquakes, water levels, wildfires, windstorms, heat waves, other extreme weather conditions, acts of terrorism, power shortages and blackouts, telecommunications failures and other significant disruptions, and epidemics, pandemics, and similar outbreaks, especially of infectious diseases. We expect our facilities, operations, employees and communities in the future, particularly at facilities prone to extreme weather events, such as in Florida and California, to continue to be at risk for future natural disasters or other weather events (which may be exacerbated by climate change). Climate related changes can impact natural disasters, including weather patterns, with the increased frequency and severity of significant weather events (e.g., flooding, hurricanes and tropical storms), natural hazards (e.g., increased wildfire risk), rising mean temperature and sea levels, and long-term changes in precipitation patterns (e.g., drought, desertification, water scarcity and/or poor water quality).
Such natural disasters and other significant disruptions can interrupt our operations, impact our employees, and result in significant costs and adversely affect our performance. Our subcontractors and other suppliers have also been, and may in the future be, subject to natural disasters or other significant disruptions that could affect their ability to deliver or perform. Disruptions also impact the availability and cost of materials needed for manufacturing and can increase insurance and other operating costs, or result in a lack of available coverage. Although we take steps to mitigate these risks, including considering them in determining where to put new businesses, the damage and adverse effects of natural disasters and other significant disruptions, which may increase, as well as delays in recovery, may be significant.
•Our future success depends, in part, on our ability to innovate, develop new products and technologies, progress and benefit from digital transformation and maintain technologies, facilities and equipment to win new competitions and meet the needs of our customers. Failure to do so or meet our contractual obligations that require innovative design could adversely affect our profitability, reputation and future prospects and have a material adverse effect on our financial condition, results of operations and/or cash flows.
We design, develop and manufacture technologically advanced and innovative products and services, which are applied by our customers in a variety of environments, including highly demanding operating conditions, to accomplish challenging missions. Our success depends upon our ability to develop technologically advanced, innovative and cost-effective products and services and market these products and services to our customers globally. Our ability to develop innovative and technologically advanced products depends on the talent of our workforce, continued funding for, and investment in, research and development projects, continued access to assured suppliers of important technologies and components, our ability to compete (including with commercial companies) and our ability to provide the people, technologies, facilities, equipment and financial capacity needed to develop and deliver those products and services with maximum efficiency. To perform on our contracts and to win new business, we also depend increasingly on our ability to progress successfully on our digital transformation strategy. To meet evolving customer requirements, it is increasingly necessary to differentiate our offerings and to achieve efficiencies in our operations through digital based solutions. If we are unable to continue to develop new products and technologies in a timely fashion, and progress successfully to effect digital solutions and transformation, or if we fail to achieve market acceptance more rapidly than our competitors, we may be unable to maintain our competitive position and our future success could be materially adversely affected.
We aim to ensure that our technical solutions are responsibly developed, tested and operated. Problems and delays in the successful development and delivery of our solutions, including as a result of issues with design, technology or operations, digital transformation, inability to achieve learning curve assumptions, artificial intelligence, manufacturing materials or components, or subcontractor (or other supplier) performance can prevent us from meeting requirements and create significant risk and liabilities. Similarly, failures to perform on schedule or otherwise to fulfill our contractual obligations can negatively impact our financial position, reputation and ability to win future business.
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

NORTHROP GRUMMAN CORPORATION

Certain contracts, primarily involving space satellite systems, contain provisions that entitle the customer to recover payments and/or fees in the event of failure of the system or other performance challenges upon launch or subsequent deployment for less than a specified period of time. Under such terms, we are generally required to forfeit fees previously recognized and/or collected.
•We provide products and services, including related to hazardous and high risk operations, which subjects us to various environmental, regulatory, financial, reputational and other risks, and if any of these risks were to materialize, it could have a material adverse effect on our reputation and our financial position, results of operations and/or cash flows .
We provide products and services related to hazardous and high risk operations. Among other such operations, our products and services are used in nuclear-related activities (including nuclear-powered platforms) and used in support of nuclear-related operations of third parties. In addition, certain of our products are provided with space and missile launches. We use and provide energetic materials, including in propulsion systems, which are highly explosive and flammable. We develop missile systems, and counter systems, including strategic deterrents, as well as subsystems and components. These and other activities subject us to various extraordinary risks, including those associated with (1) nuclear-related or non-nuclear launch activities and operations, including failed launches; (2) unintended release or initiation of energetic materials and explosions, whether in the development, test or use of such energetic materials; and (3) the storage, handling and disposal of radioactive and other hazardous or flammable materials and any changes in related regulations. We may be subject to potential liabilities, including for personal injury and harm to human health, property damage, environmental harm, and reputational harm arising out of such incidents or hazardous activities and operations, whether or not the cause was within our control, and insurance may not be reasonably available. Under some circumstances, the U.S. government and prime contractors may provide for certain indemnification and other protection, including pursuant to, or in connection with, Public Law 85-804, 10 U.S.C. 3861, the Price-Anderson Nuclear Industries Indemnity Act, the NASA Space Act, the Commercial Space Launch Act and the Terrorism Risk Insurance Reauthorization Act, for certain risks, but those protections may not be available or adequate.
Certain of our products, such as medium and large caliber ammunition and propulsion systems, involve the use, manufacture and/or handling of a variety of explosive and flammable materials or other hazardous substances. These activities have resulted and may result in incidents that cause workplace injuries and fatalities, the temporary shut down or other disruption of manufacturing, production delays, environmental harm and expense, fines and liabilities to third parties. We have safety and loss prevention programs, which provide for pre-construction reviews, along with safety audits of operations involving explosive materials, to attempt to avoid or mitigate some such incidents, as well as potentially insurance coverage and indemnification to address resulting liabilities, but they may not be successful.
In addition, our customers may use, handle or test our products and services in ways that can be unusually hazardous or risky, or in ways that are not intended, not authorized or inconsistent with guidance and warnings, which may create potential liabilities for our company, as well as reputational harm.
•We may not be able to adequately protect and fully exploit our intellectual property rights or obtain necessary rights to intellectual property of others, which could materially and adversely affect our ability to compete and perform on contracts, and have a material adverse effect on our reputation and our financial position, results of operations and/or cash flows.
To perform on our contracts and to win new business, we depend on our ability to develop, protect and exploit our intellectual property and use the intellectual property of others. Increasing demands from our customers to access and obtain rights in our intellectual property, and positions taken by our suppliers and competitors challenge our ability to protect and exploit intellectual property.
We own many forms of intellectual property, including trade secrets, U.S. and foreign patents, trademarks, and copyrights, and we license or otherwise obtain access to various intellectual property rights of third parties. The U.S. government and certain foreign governments hold licenses or other rights to certain intellectual property that we develop in performance of government contracts, and at times seek to use or authorize others to use such intellectual property, including in competition with us. Governments continue to increase efforts to obtain more extensive rights in contractors’ intellectual property, including where we do not believe they are entitled to do so under current law. This could reduce our ability to develop, protect and exploit certain of our intellectual property rights and to compete.

NORTHROP GRUMMAN CORPORATION

Our products and services embody valuable trade secrets, proprietary information and know-how. We typically seek to protect this information by entering into confidentiality and intellectual property agreements with our employees and third parties such as consultants, collaborators and suppliers. These agreements and other measures may not provide adequate protection for our trade secrets and other proprietary information. In the event of misuse, theft or misappropriation of such intellectual property rights or breach of confidentiality obligations, we may not have adequate legal remedies. In addition, our trade secrets or other proprietary information may otherwise become known or be independently developed by competitors.
In some instances, our ability to win or perform contracts requires us to use third party intellectual property. This may require the government or our customer to provide rights to such third party intellectual property or for us to negotiate directly with third parties to obtain necessary rights on reasonable terms,which may not be practicable.
Our intellectual property is subject to challenge, invalidation, or circumvention by third parties. Our access to and use of intellectual property licensed or otherwise obtained from third parties is also subject to challenges. Litigation to determine the scope of intellectual property rights, even if ultimately successful, has been and could in the future be costly. Moreover, the legal framework concerning intellectual property rights varies among countries and the protections under foreign laws and courts may not be favorable.
General and Other Risk Factors
•Our insurance coverage, customer indemnifications or other liability protections may be unavailable or inadequate to cover our significant risks, which could have a material adverse effect on our financial position, results of operations and/or cash flows.
We endeavor to obtain insurance from financially stable, responsible, highly rated counterparties in established markets to cover significant risks and liabilities (including, for example, natural disasters, space launches and on-orbit operations, cyber security, hazardous operations, energetics and products liability). Not every risk or liability can be insured, and insurance coverage is not always reasonably available. The policy limits and terms of coverage reasonably obtainable may not be sufficient to cover actual losses or liabilities. For example, the space insurance markets are experiencing increased price volatility and capacity constraint. Due to recent increases in the frequency and severity of losses, insurers are decreasing limits, increasing pricing and some have exited the market. Even if insurance coverage is available, we are not always able to obtain it at a price or on terms acceptable to us or without increasing exclusions. Disputes with insurance carriers over the availability of coverage, and the insolvency of one or more of our insurers has affected and may continue to affect the availability or timing of recovery, as well as our ability to obtain insurance coverage at reasonable rates in the future. In some circumstances we may be entitled to certain legal protections or indemnifications from our customers through contractual provisions, laws or otherwise. However, these protections are not always available, are difficult to negotiate and obtain, are typically subject to certain terms or limitations, including the availability of funds, and may not be sufficient to cover our losses or liabilities.
•Pension and other postretirement benefit (OPB) obligations and related expenses and funding requirements may fluctuate significantly depending upon investment performance of plan assets, changes in actuarial assumptions, and legislative or other regulatory actions.
The company’s pension and OPB obligations and related expenses are dependent upon the investment performance of plan assets and various assumptions, including discount and interest rates, mortality and the estimated long-term rates of return on plan assets. Changes in assumptions associated with our pension and OPB plans, investment performance of plan assets, and gains or losses associated with changes in valuation of marketable securities related to our non-qualified plans and other non-operating assets could have a material adverse effect on our financial position, results of operations and/or cash flows.
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
•Business investments and/or recorded goodwill and other long-lived assets may become impaired, which could have a material adverse effect on our financial condition and/or results of operations.
Goodwill is an intangible asset that we recognize in connection with acquisitions of third-party businesses. Goodwill accounts for approximately 35 percent of our total assets as of December 31, 2024. Other long-lived assets

NORTHROP GRUMMAN CORPORATION

principally comprise property, plant and equipment (PP&E) used in operating our business. The cost of PP&E utilized in support of our commercial business, including approximately $575 million of PP&E in our commercial space business, is not allocable to government contracts and is therefore subject to greater recoverability risk than PP&E utilized in support of our U.S. government contracts. Although the fair value of our reporting units and the net realizable value of our other long-lived assets currently exceed their respective carrying values, changes in business conditions, the market-based inputs used in our goodwill impairment test, or our assumptions related to the recoverability of our long-lived assets, could result in significant write-offs of goodwill or other long-lived assets.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We recognize the critical importance of maintaining the safety and security of our systems and data and have a holistic process for overseeing and managing cybersecurity and related risks. This process is supported by both management and our Board of Directors.
In 2024, our global cybersecurity function was maintained in our Chief Information Office, led by our Chief Information Officer (CIO), who reported to our CEO. In 2025, we have brought together our chief information and digital transformation offices into a newly formed Chief Information and Digital Office, led by our Chief Information and Digital Officer (CIDO), who reports to the CEO. The Chief Information Security Officer (CISO), who previously reported to the CIO, now reports to the CIDO and continues to lead our cybersecurity functions. The CISO is responsible for the assessment and management of cybersecurity risk and the resiliency, protection and defense of our networks and systems. The CISO leads a team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, data protection, privacy, insider threats and regulatory compliance. The current CISO is an executive with extensive technical and operational experience in building and leading cybersecurity and resiliency teams in the industry and government.
Our Board of Directors is responsible for overseeing our enterprise risk management activities in general, and each of our Board committees assists the Board in the role of risk oversight. The full Board receives an update on the company’s risk management process and the risk trends related to cybersecurity at least annually. The Audit and Risk Committee specifically assists the Board in its oversight of risks related to cybersecurity. To help ensure effective oversight, the CISO briefs the Audit and Risk Committee on the company’s information security and cybersecurity risk posture at least four times a year.
In addition, the company’s Enterprise Risk Management Council (ERMC) considers risks relating to cybersecurity, among other significant risks, and applicable mitigation plans to address such risks. The ERMC is comprised of the Executive Leadership Team, as well as the Chief Accounting Officer, Chief Ethics and Compliance Officer, Corporate Secretary, Chief Sustainability Officer, Treasurer and Vice President, Internal Audit. The CISO and the CIDO (previously the CIO) attend each ERMC meeting. The ERMC meets during the year and receives periodic updates from the CIDO and CISO on cybersecurity risks. We have an established process governing our response to a cybersecurity incident from detection to mitigation, recovery, assessment, internal and external notifications and functional stakeholder engagements with legal, privacy and risk management, among others. Depending on the nature and severity of an incident, this process provides for escalating notification to our CEO and the Board (including our Lead Independent Director and the Audit and Risk Committee chair), as appropriate.
Our approach to cybersecurity risk management includes the following key elements:
•Multi-Layered Defense and Continuous Monitoring – We work to protect our computing environments and products from cybersecurity threats through multi-layered defenses and apply lessons learned from our defense and monitoring efforts to help prevent future attacks. We utilize data analytics to detect anomalies and search for cyber threats. Our Cybersecurity Operations Center provides comprehensive cyber threat detection and response capabilities and maintains a 24x7 monitoring system which complements the technology, processes and threat detection techniques we use to monitor, manage and mitigate cybersecurity threats or vulnerabilities. From time to time, we engage third-party consultants or other advisors to assist in assessing, identifying and/or managing cybersecurity threats. We also periodically use our Internal Audit function to conduct additional reviews and assessments.
•Insider Threats – We maintain an insider threat program, led by our Vice President, Corporate and Enterprise Security, designed to identify, assess, and address potential risks from within our company. Our

NORTHROP GRUMMAN CORPORATION

program evaluates potential risks consistent with industry practices, customer requirements and applicable law, including privacy and other considerations.
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
•Third Party Risk Management – We conduct cybersecurity assessments before sharing or allowing the hosting or processing of sensitive data in computing environments managed by third parties, and our standard terms and conditions contain contractual provisions requiring certain cybersecurity and data protections and controls. Finally, we require these third parties to notify us promptly of cyber incidents or data breaches so that we can assess potential impact on us.
•Training and Awareness – We provide annual cybersecurity and information security awareness training to our employees with network access to help identify, avoid and mitigate cybersecurity threats and insider risks. This training also includes awareness about the policies and guidance associated with data privacy and protection of personal information, and protection and security of our company, customer and other third-party data. Our employees with network access also participate in annual spear phishing exercises. We also periodically host cybersecurity and ransomware tabletop exercises with management and other company functional stakeholders to practice rapid cyber incident response.
•Supplier Engagement – We provide training and other resources to our suppliers to support cybersecurity resiliency and data security principles in our supply chain. We also require our suppliers, subcontractors and third-party service providers to comply with our standard cybersecurity-related terms and conditions, in addition to any requirements from our customers, as a condition of doing business with us, and require them to complete information security questionnaires to review and assess any potential cyber-related risks depending on the nature of the services or products being provided.
•Third Party Cybersecurity Service Providers – We engage third party service providers to expand the capabilities and capacity of our cybersecurity program, including for design, monitoring and testing of the program’s risk prevention and protection measures and process execution, including incident detection, investigation, analysis and response, eradication and recovery. Additionally, several external entities evaluate our cybersecurity program, including the U.S. Defense Contract Management Agency, the Defense Industrial Base Cybersecurity Assessment Center and a Cybersecurity Maturity Model Certification Third Party Assessment Organization, to assess and certify our cybersecurity regulatory compliance. We also engage with external auditors and consultants who conduct audits and assessments of our cybersecurity controls.
•Product Security – We provide cyber threat intelligence to, and collaboration with, our product security teams and share expertise in cyber vulnerability, exploit and resilience technology that can be applied to network infrastructure and company product offerings.
While we have experienced cybersecurity incidents in the past, to date none have materially affected the company or our financial position, results of operations and/or cash flows. We continue to invest in the cybersecurity and resiliency of our networks and products and to enhance our internal controls and processes, which are designed to help protect our programs, systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see “Risk Factors.”
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

NORTHROP GRUMMAN CORPORATION

under “Risk Factors” and other important factors disclosed in this report and from time to time in our other filings with the SEC. They include:
Industry and Economic Risks
•our dependence on the U.S. government for a substantial portion of our business
•significant delays or reductions in appropriations and/or for our programs, and U.S. government funding and program support more broadly, including as a result of a prolonged continuing resolution and/or government shutdown, and/or related to the global security environment or other global events
•significant delays or reductions in payments as a result of or related to a breach of the debt ceiling
•the use of estimates when accounting for our contracts and the effect of contract cost growth and our efforts to recover or offset such costs and/or changes in estimated contract costs and revenues, including as a result of inflationary pressures, labor shortages, supply chain challenges and/or other macroeconomic factors, and risks related to management’s judgments and assumptions in estimating and/or projecting contract revenue and performance which may be inaccurate
•increased competition within our markets and bid protests
•continued pressures from macroeconomic trends, including on costs, schedules, performance and ability to meet expectations
Legal and Regulatory Risks
•investigations, claims, disputes, enforcement actions, litigation (including criminal, civil and administrative) and/or other legal proceedings
•changes in procurement and other laws, SEC, DoD and other rules and regulations, contract terms and practices applicable to our industry, findings by the U.S. government as to our compliance with such requirements, more aggressive enforcement of such requirements and changes in our customers’ business practices globally
•the improper conduct of employees, agents, subcontractors, suppliers, business partners or joint ventures in which we participate, including the impact on our reputation and our ability to do business
•environmental matters, including climate change, unforeseen environmental costs and government and third-party claims
•unanticipated changes in our tax provisions or exposure to additional tax liabilities
Business and Operational Risks
•cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners, and changes in related regulations
•the performance and viability of our subcontractors and suppliers and the availability and pricing of raw materials, chemicals, parts and components, particularly with inflationary pressures, increased costs, shortages in labor and financial resources, supply chain disruptions, and extended material lead times
•our ability to attract and retain a qualified and talented workforce with the necessary security clearances to meet our performance obligations
•our exposure to additional risks as a result of our international business, including risks related to global security, geopolitical and economic factors, misconduct, suppliers, laws and regulations
•natural disasters, epidemics, pandemics and similar outbreaks and other significant disruptions
•our ability to innovate, develop new products and technologies, progress and benefit from digital transformation and maintain technologies to meet the needs of our customers
•products and services we provide related to hazardous and high risk operations, including the production and use of such products, which subject us to various environmental, regulatory, financial, reputational and other risks
•our ability appropriately to protect and exploit intellectual property rights

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
Item 2. Properties
At December 31, 2024, we had approximately 52 million square feet of floor space at 466 separate locations, primarily in the U.S., for manufacturing, warehousing, research and testing, administration and various other uses. We leased to third parties approximately 37,000 square feet of our owned and leased facilities. The company’s major operations are at the following locations:
Aeronautics Systems
El Segundo, Mojave, Palmdale, and San Diego, CA; Melbourne and St. Augustine, FL; Iuka and Moss Point, MS; Beavercreek, OH; Oklahoma City, OK; and Clearfield, UT.
Defense Systems
Huntsville and Madison, AL; Mesa and Sierra Vista, AZ; Northridge, CA; Warner Robins, GA; Lake Charles, LA; Elkton, MD; Elk River and Plymouth, MN; Ogden and Roy, UT; Dulles, McLean and Radford, VA; and Keyser, WV. Locations outside the U.S. include Australia.
Mission Systems
McClellan, San Diego, Sunnyvale and Woodland Hills, CA; Apopka, FL; Rolling Meadows, IL; Annapolis, Annapolis Junction, Elkridge, Halethorpe, Linthicum and Sykesville, MD; Bethpage and Williamsville, NY; Cincinnati, OH; Salt Lake City, UT; and Chantilly, Charlottesville and Fairfax, VA. Locations outside the U.S. include France, Germany, Italy and the United Kingdom.
Space Systems
Huntsville, AL; Chandler and Gilbert, AZ; Azusa, Carson, Los Angeles, Manhattan Beach, Oxnard, Redondo Beach and San Diego, CA; Aurora, Boulder, and Colorado Springs, CO; Beltsville, MD; Devens, MA; Clearfield, Corinne, Magna, Salt Lake City and Tremonton, UT; and Dulles, McLean and Sterling, VA.
Corporate
Falls Church, VA
The following is a summary of our floor space at December 31, 2024:

Square feet (in thousands)	Owned	Leased	U.S. Government Owned/Leased	Total
Aeronautics Systems	3,141	6,305	3,451	12,897
Defense Systems	921	4,857	2,285	8,063
Mission Systems	8,055	4,110	—	12,165
Space Systems	10,640	7,150	589	18,379
Corporate	372	268	—	640
Total	23,129	22,690	6,325	52,144
We maintain our properties in good operating condition and believe the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.

NORTHROP GRUMMAN CORPORATION

Item 3. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in Notes 10 and 11 to the consolidated financial statements.
We are a party to various investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in administrative, civil or criminal fines, penalties or other sanctions (which terms include judgments or convictions and consent or other voluntary decrees or agreements); compensatory, treble or other damages; non-monetary relief; or other liabilities. Government regulations provide that certain allegations against a contractor may lead to suspension or debarment from future government contracts or suspension of export privileges for the company or one or more of its components. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. For additional information on pending matters, please see Notes 10 and 11 to the consolidated financial statements, and for further information on the risks we face from existing and future investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, please see “Risk Factors.”
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
We have 800,000,000 shares authorized at a $1 par value per share, of which 144,952,026 shares and 150,109,271 shares were issued and outstanding as of December 31, 2024 and 2023, respectively.
PREFERRED STOCK
We have 10,000,000 shares authorized at a $1 par value per share, of which no shares were issued and outstanding as of December 31, 2024 and 2023.
MARKET INFORMATION
Our common stock is listed on the New York Stock Exchange and trades under the symbol NOC.
HOLDERS
As of January 27, 2025, there were 17,776 common shareholders of record.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Number of Shares Purchased	Average Price Paid per Share(1)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)(2)
September 28, 2024 - October 25, 2024	150,761	$530.15	150,761	$1,483
October 26, 2024 - November 22, 2024	335,909	506.90	335,909	1,313
November 23, 2024 - December 31, 2024	376,550	478.58	376,550	4,133
Total	863,220	$498.61	863,220	$4,133
(1)Excludes commissions paid and other costs of execution, including taxes.
(2)The value remaining on December 31, 2024 includes an additional $3.0 billion share repurchase authorization approved by the company’s board of directors on December 11, 2024.
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

NORTHROP GRUMMAN CORPORATION

STOCK PERFORMANCE GRAPH
Comparison of Cumulative Five Year Total Return
Among Northrop Grumman, the Standard & Poor’s (S&P) 500 Index and the S&P Aerospace & Defense (A&D) Index

•Assumes $100 invested at the close of business on December 31, 2019, in Northrop Grumman Corporation common stock, the S&P 500 Index and the S&P A&D Index.
•The cumulative total return assumes reinvestment of dividends.
•The S&P A&D Index is comprised of Axon Enterprise, Inc., The Boeing Company, General Dynamics Corporation, General Electric Company, Howmet Aerospace Inc., Huntington Ingalls Industries Inc., L3Harris Technologies, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, RTX Corporation, Textron Inc., and TransDigm Group Incorporated.
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
The following discussion should be read along with the financial statements included in this Form 10-K, as well as Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) of our Form 10-K for the year ended December 31, 2023 (“2023 Annual Report on Form 10-K”). To the extent the July 1, 2024 SDS realignment impacted the disclosures in the 2023 Annual Report on Form 10-K, we recast those prior year MD&A disclosures herein.
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
The conflicts in Ukraine and the Middle East and threats elsewhere, particularly in the Pacific region, have increased global tensions and instability and highlighted security requirements globally, including in Europe, the Middle East and the Pacific region, as well as the U.S. These conflicts have resulted in and may continue to result in increased demand for defense products and services from allies and partner nations, particularly in those areas. For example, we have experienced an increase in demand for certain of our products and services directly and indirectly related to the conflict in Ukraine. We continue to monitor developments in these regions, but have not experienced, and do not anticipate experiencing, significant adverse financial impacts directly from the conflicts in Ukraine or the Middle East.
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
Global Economic Environment
Over the past several years, the global economic environment has experienced extraordinary challenges, including inflationary pressures; widespread delays and disruptions in supply chains; business slowdowns or shutdowns; workforce challenges and labor shortfalls; and market volatility. These macroeconomic factors have contributed, and in the future could contribute, to increased costs, delays, disruptions and other performance challenges, as well as increased competing demands for limited resources to address such increased costs and other challenges, for our company, our suppliers and partners, and our customers. We continue to work to address challenges caused by the macroeconomic environment on our business. We have seen positive progress in the supply chain as on-time deliveries and quality have improved. In remaining areas of pressure, we are proactively working with our suppliers to ensure we meet our contract commitments. Although certain pockets of our business were adversely affected by the broader macroeconomic environment during the fourth quarter of 2024, the overall financial impact on our company has continued to subside.
In addition, an overall increase in interest rates in recent years has raised the cost of borrowing for governments, and if rates further increase, it could impact government spending priorities (in the U.S. and allied countries, in particular), including their demand for defense products. Economic tensions and changes in international trade policies, including higher tariffs on imported goods and materials, the imposition of retaliatory tariffs or other trade protection measures and renegotiation of free trade agreements, could also further impact the global market for defense products, services and solutions.
U.S. Political, Budget and Regulatory Environment
The U.S. continues to face an uncertain and evolving political, budget and regulatory environment. In particular, it is difficult to predict the specific course of future defense budgets. Current and future requirements related to the conflicts in Ukraine and the Middle East, threats in the Pacific region and other security priorities, as well as the macroeconomic environment, the national debt, and other domestic priorities, among other things, in the U.S. and globally, will continue to impact our customers’ budgets, spending and priorities, and our industry. The U.S. political environment may also impact defense budgets and priorities, issues related to the national debt, and

NORTHROP GRUMMAN CORPORATION

government spending more broadly. We anticipate that issues related to budgetary priorities and defense spending levels, the debt ceiling, and the spending caps imposed by the Fiscal Responsibility Act of 2023 (FRA), particularly with respect to discretionary spending, will continue to be a subject of considerable debate, with a potentially significant impact on our programs and the company.
Annual appropriations to fund the federal government for FY 2025 have not yet been enacted. Congress continues to pass short-term continuing resolutions (CR) to fund the federal government. The most recent CR passed in December 2024 extends current funding levels until March 14, 2025. It remains uncertain when the government will approve FY 2025 appropriations, and the levels of funding FY 2025 appropriations will provide. Government operations under an extended CR could have potential impacts on our programs and new starts, in particular.
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
During the fourth quarter of 2023, we recognized a projected loss of $1.56 billion across the five LRIP options. During the fourth quarter of 2024, we again reviewed our estimated profitability on the program and made no significant changes to the previously recognized loss. The company’s 2024 results reflect our current best estimate of our cost to complete the LRIP and NTE aircraft, as well as the outcome of ongoing discussions with our suppliers and our customer. If our estimated cost to complete the aircraft changes or our assumptions regarding contract performance, quantities, supplier negotiations, or funding to mitigate the impact of macroeconomic disruptions are resolved more or less favorably than what we have estimated, our financial position, results of operations and/or cash flows could be materially affected.
Sentinel Program
In 2020, the U.S. Air Force awarded Northrop Grumman a $13.3 billion contract for the EMD phase of the Sentinel program. In January 2024, the U.S. Air Force provided congressional notification that the Sentinel program was under a Nunn-McCurdy breach review, which is required when total program cost estimates exceed certain defined thresholds. This notification, which had been driven primarily by increases in cost estimates for the Production and Deployment phases, commenced the process to achieve certification for continuance of the program and update its baseline cost estimates. We are currently executing under a cost-type contract for the EMD phase, and the Production and Deployment phases are yet to be priced and negotiated.
In July 2024, the Sentinel program was certified for continuation by the DoD upon completion of the Nunn-McCurdy breach review. In connection with the certification, the DoD directed that the program be restructured, including plans for infrastructure related to the command and launch segment, which was the main driver of the increased cost estimates for the Production and Deployment phases. We are partnering with our customer to establish a new program baseline as part of the restructuring activities.
During the fourth quarter of 2024, we reviewed our estimated profitability on the Sentinel program and made no significant changes. The Sentinel EAC incorporates our best estimate of costs to complete the restructured EMD effort; however, if the outcome is more or less favorable than what we have estimated, our financial position, results of operations and/or cash flows could be materially affected.
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

NORTHROP GRUMMAN CORPORATION

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
Mark-to-market adjusted net earnings (MTM-adjusted net earnings) and MTM-adjusted earnings per share (MTM-adjusted EPS) exclude MTM pension and OPB benefit/(expense) and related tax impacts, which are generally only recognized during the fourth quarter. These non-GAAP measures may be useful to investors and other users of our financial statements as supplemental measures in evaluating the company’s underlying financial performance by presenting the company’s operating results before the non-operational impact of pension and OPB actuarial gains and losses. These measures are also consistent with how management views the underlying performance of the business as the impact of MTM accounting is not considered in management’s assessment of the company’s operating performance or in its determination of incentive compensation awards.
We reconcile these non-GAAP financial measures to their most directly comparable GAAP financial measures below. These non-GAAP measures may not be defined and calculated by other companies in the same manner and should not be considered in isolation or as an alternative to operating results presented in accordance with GAAP.
Selected financial highlights are presented in the table below:

	Year Ended December 31			% Change in
$ in millions, except per share amounts	2024	2023	2022	2024	2023
Sales	$41,033	$39,290	$36,602	4%	7%
Operating costs and expenses	36,663	36,753	33,001	—%	11%
Operating costs and expenses as a % of sales	89.4%	93.5%	90.2%
Operating income	4,370	2,537	3,601	72%	(30)%
Operating margin rate	10.6%	6.5%	9.8%
Mark-to-market pension and OPB benefit (expense)	443	(422)	1,232	NM	NM
Federal and foreign income tax expense	842	290	940	190%	(69)%
Effective income tax rate	16.8%	12.4%	16.1%
Net earnings	4,174	2,056	4,896	103%	(58)%
Diluted earnings per share	$28.34	$13.53	$31.47	109%	(57)%
Sales
2024 sales increased $1.7 billion, or 4 percent, due to a 12 percent growth in sales at Aeronautics Systems and higher sales at Mission Systems and Defense Systems, partially offset by lower sales at Space Systems largely driven by a reduction of $595 million associated with wind-down of work on the restricted space and NGI programs, as previously disclosed. 2024 sales reflect continued strong demand for our products and services.

NORTHROP GRUMMAN CORPORATION

See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 15 to the consolidated financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income and Margin Rate
2024 operating income increased $1.8 billion, or 72 percent, primarily due to higher operating income at Aeronautics Systems, largely driven by the prior year $1.56 billion charge on the B-21 program, as well as higher operating income at Space Systems and Defense Systems. 2024 operating income also increased due to a $122 million increase in the FAS/CAS operating adjustment, partially offset by $73 million of higher unallocated corporate expense, largely due to a $127 million increase in deferred state taxes related to the MTM benefit (expense) and prior year B-21 charge and $25 million of lower intangible amortization and PP&E step-up depreciation. 2024 operating margin rate increased to 10.6 percent from 6.5 percent reflecting the items above.
2024 G&A costs as a percentage of sales decreased to 9.7 percent from 10.2 percent primarily due to higher sales.
For further information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Mark-to-Market Pension and OPB Benefit/Expense
The primary components of pre-tax MTM benefit (expense) are presented in the table below:

	Year Ended December 31
$ in millions	2024	2023	2022
Actuarial gains (losses) on projected benefit obligation	$1,314	$(1,489)	$9,662
Actuarial (losses) gains on plan assets	(871)	1,067	(8,430)
MTM benefit (expense)	$443	$(422)	$1,232
The 2024 MTM benefit of $443 million was primarily driven by a 58 basis point increase in the discount rate from year end 2023, partially offset by actual net plan asset returns of 4.7 percent compared to our 7.5 percent asset return assumption.
Federal and Foreign Income Taxes
The 2024 effective tax rate (ETR) increased to 16.8 percent from 12.4 percent in 2023 primarily due to the impact of the prior year B-21 charge and the MTM adjustment on our ETR. The 2024 MTM benefit increased the 2024 ETR by 0.4 percentage points, whereas the prior year B-21 charge and MTM expense collectively reduced the 2023 ETR by 3.8 percentage points. The 2024 ETR also reflects a net reduction in tax reserves largely due to a recent federal court decision, partially offset by higher interest expense on unrecognized tax benefits. See Note 6 to the consolidated financial statements for additional information.
Net Earnings
The table below reconciles net earnings to MTM-adjusted net earnings:

	Year Ended December 31			% Change in
$ in millions	2024	2023	2022	2024	2023
Net earnings	$4,174	$2,056	$4,896	103%	(58)%
MTM (benefit) expense	(443)	422	(1,232)	NM	NM
MTM-related deferred state tax expense (benefit)(1)	23	(22)	65	NM	NM
Federal tax expense (benefit) of items above(2)	88	(84)	245	NM	NM
MTM adjustment, net of tax	(332)	316	(922)	NM	NM
MTM-adjusted net earnings	$3,842	$2,372	$3,974	62%	(40)%
(1)The deferred state tax impact in each period was calculated using the company’s blended state tax rate of 5.25 percent and is included in Unallocated corporate expense within operating income.
(2)The federal tax impact in each period was calculated by subtracting the deferred state tax impact from MTM benefit (expense) and applying the 21 percent federal statutory rate.
2024 net earnings increased $2.1 billion, or 103 percent, primarily due to $1.8 billion of higher operating income, an $865 million increase in our MTM benefit (expense), and a $126 million increase in the non-operating FAS pension benefit. These increases were partially offset by a $552 million increase in income tax expense, a $97 million gain

NORTHROP GRUMMAN CORPORATION

recognized in the prior year upon the sale of our minority investment in an Australian business, and $76 million of higher interest expense on our long-term debt.
Diluted Earnings Per Share
The table below reconciles diluted earnings per share to MTM-adjusted EPS:

	Year Ended December 31			% Change in
	2024	2023	2022	2024	2023
Diluted earnings per share	$28.34	$13.53	$31.47	109%	(57)%
MTM (benefit) expense per share	(3.02)	2.78	(7.92)	NM	NM
MTM-related deferred state tax expense (benefit) per share(1)	0.16	(0.14)	0.42	NM	NM
Federal tax expense (benefit) of items above per share(2)	0.60	(0.56)	1.57	NM	NM
MTM adjustment per share, net of tax	(2.26)	2.08	(5.93)	NM	NM
MTM-adjusted EPS	$26.08	$15.61	$25.54	67%	(39)%
(1)The deferred state tax impact in each period was calculated using the company’s blended state tax rate of 5.25 percent and is included in Unallocated corporate expense within operating income.
(2)The federal tax impact in each period was calculated by subtracting the deferred state tax impact from MTM benefit (expense) and applying the 21 percent federal statutory rate.
2024 diluted earnings per share increased $14.81, or 109 percent, reflecting the 103 percent increase in net earnings described above and a 3 percent reduction in weighted-average diluted shares outstanding.
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
Subsequent Realignment - Effective January 1, 2025, the company realigned the Strike and Surveillance Aircraft Solutions (SSAS) business unit from Defense Systems to Aeronautics Systems. This realignment is not reflected in the financial information contained in this report; it will be reflected in the company’s operating results beginning in the first quarter of 2025.
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

NORTHROP GRUMMAN CORPORATION

	Year Ended December 31			% Change in
$ in millions	2024	2023	2022	2024	2023
Operating income	$4,370	$2,537	$3,601	72%	(30)%
Operating margin rate	10.6%	6.5%	9.8%
Reconciliation to segment operating income:
CAS pension expense	(279)	(154)	(167)	81%	(8)%
FAS pension service expense	239	236	367	1%	(36)%
FAS/CAS operating adjustment	(40)	82	200	NM	(59)%
Intangible asset amortization and PP&E step-up depreciation	97	122	242	(20)%	(50)%
Deferred state tax expense (benefit)(1) of MTM adjustment	23	(22)	65	NM	(134)%
Deferred state tax benefit of B-21 charge(1)	—	(82)	—	NM	NM
Other unallocated corporate expense	94	123	145	(24)%	(15)%
Unallocated corporate expense	214	141	452	52%	(69)%
Segment operating income	$4,544	$2,760	$4,253	65%	(35)%
Segment operating margin rate	11.1%	7.0%	11.6%
(1)Represents the deferred state tax expense (benefit) associated with MTM benefit (expense) and the prior year B-21 charge, which are recorded in Unallocated corporate expense consistent with other changes in deferred state taxes.
Segment Operating Income and Margin Rate
2024 segment operating income increased $1.8 billion, or 65 percent, primarily due to higher operating income at Aeronautics Systems, largely driven by the prior year $1.56 billion charge on the B-21 program, as well as higher operating income at Space Systems and Defense Systems. Segment operating margin rate increased to 11.1 percent reflecting higher operating margin rates at Aeronautics Systems and Space Systems, partially offset by a lower operating margin rate at Mission Systems.
FAS/CAS Operating Adjustment
The 2024 FAS/CAS operating adjustment reflects higher CAS pension expense largely driven by plan asset returns in prior years and changes in certain CAS actuarial assumptions as of December 31, 2023.
Unallocated Corporate Expense
The increase in 2024 unallocated corporate expense is primarily due to a $127 million increase in deferred state taxes associated with the prior year B-21 charge and the MTM adjustment, partially offset by lower intangible asset amortization and PP&E step-up depreciation and a loss recognized in the prior year in connection with the divestiture of a small international subsidiary.
Net Estimate-At-Completion (EAC) Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported sales and operating income and the aggregate amounts are presented in the table below:

	Year Ended December 31
$ in millions	2024	2023	2022
Favorable EAC adjustments	$1,461	$1,314	$1,337
Unfavorable EAC adjustments	(1,111)	(1,230)	(977)
Net EAC adjustments	$350	$84	$360

NORTHROP GRUMMAN CORPORATION

Net EAC adjustments by segment are presented in the table below:

	Year Ended December 31
$ in millions	2024	2023	2022
Aeronautics Systems	$151	$(44)	$174
Defense Systems	96	91	104
Mission Systems	59	149	138
Space Systems	42	(101)	(31)
Eliminations	2	(11)	(25)
Net EAC adjustments	$350	$84	$360
AERONAUTICS SYSTEMS
Aeronautics Systems is a leader in the design, development, production, integration, sustainment and modernization of military aircraft systems for the U.S. Air Force, the U.S. Navy, other U.S. government agencies, and international customers. Major products include strategic long-range strike aircraft; tactical fighter and air dominance aircraft; airborne battle management and command and control systems; and unmanned autonomous aircraft systems, including high-altitude long-endurance (HALE) strategic intelligence, surveillance and reconnaissance (ISR) systems.

	Year Ended December 31			% Change in
$ in millions	2024	2023	2022	2024	2023
Sales	$12,030	$10,786	$10,531	12%	2%
Operating income (loss)	1,182	(473)	1,116	NM	NM
Operating margin rate	9.8%	(4.4)%	10.6%
Sales
2024 sales increased $1.2 billion, or 12 percent, primarily due to the continuing transition to production on B-21 driving higher restricted volume, a $448 million increase in F-35 production and sustainment volume due, in part, to the timing of materials, a $134 million increase in Triton LRIP production volume, a $134 million increase in E-2 fleet sustainment and modernization work, and higher volume on Global Hawk sustainment activities.
Operating Income
2024 operating income increased $1.7 billion primarily due to the prior year $1.56 billion charge on the B-21 program as well as higher sales. Operating margin rate increased to 9.8 percent principally due to the prior year B-21 charge.
DEFENSE SYSTEMS
Defense Systems is a leader in the design, engineering, development, integration and production of strategic deterrent systems, advanced tactical weapons, and missile defense solutions, and a provider of sustainment, modernization and training services for manned and unmanned aircraft and electronics systems for the U.S. military and a broad range of international customers. Major products and services include strategic missiles; integrated, all-domain command and control (C2) systems; precision strike weapons; advanced propulsion, including tactical solid rocket motors and high speed air-breathing and hypersonic systems; high-performance gun systems, ammunition, precision munitions and advanced fuzes; and aircraft and mission systems logistics support, sustainment, operations and modernization.

	Year Ended December 31			% Change in
$ in millions	2024	2023	2022	2024	2023
Sales	$8,560	$8,289	$7,629	3%	9%
Operating income	866	829	781	4%	6%
Operating margin rate	10.1%	10.0%	10.2%

NORTHROP GRUMMAN CORPORATION

Sales
2024 sales increased $271 million, or 3 percent, primarily due to a $182 million increase on Sentinel as that program continues to ramp, a $163 million increase on certain military ammunition programs, a $124 million increase on Stand-in Attack Weapon (SiAW) as the program ramps and higher volume from timing of materials and increased order quantities on the Guided Multiple Launch Rocket System (GMLRS) program. These increases were partially offset by a $262 million decrease due to the completion of an international training program and lower volume on the Special Electronic Mission Aircraft (SEMA) program as it nears completion.
2023 sales increased $660 million, or 9 percent, primarily due to a $426 million increase driven by Sentinel ramp-up, as well as higher volume on ammunition programs, GMLRS, an international training program, Hypersonic Attack Cruise Missile (HACM), and SiAW.
Operating Income
2024 operating income increased $37 million, or 4 percent, primarily due to higher sales. Operating margin rate was comparable to the prior period.
2023 operating income increased $48 million, or 6 percent, due to higher sales, partially offset by a lower operating margin rate. Operating margin rate decreased to 10.0 percent from 10.2 percent, primarily due to lower net EAC adjustments.
MISSION SYSTEMS
Mission Systems is a leader in advanced mission solutions and multifunction systems, primarily for the U.S. defense and intelligence community, and international customers. Major products and services include command, control, communications and computers, intelligence, surveillance and reconnaissance (C4ISR) systems; radar, electro-optical/infrared (EO/IR) and acoustic sensors; electronic warfare systems; advanced communications and network systems; advanced microelectronics; navigation and positioning sensors; maritime power, propulsion and payload launch systems; full spectrum cyber solutions; and intelligence processing systems.

	Year Ended December 31			% Change in
$ in millions	2024	2023	2022	2024	2023
Sales	$11,399	$10,895	$10,396	5%	5%
Operating income	1,598	1,609	1,618	(1)%	(1)%
Operating margin rate	14.0%	14.8%	15.6%
Sales
2024 sales increased $504 million, or 5 percent, primarily due to higher volume on restricted advanced microelectronics and technology programs, increased marine systems sales due, in part, to the timing of materials, and higher Ground/Air Task Oriented Radar (G/ATOR) volume due to continued ramp-up on full-rate production (FRP) awards. These increases were partially offset by lower sales on restricted airborne radar programs and the Scalable Agile Beam Radar (SABR) program.
Operating Income
2024 operating income decreased $11 million, or 1 percent, due to a lower operating margin rate, partially offset by higher sales. Operating margin rate decreased to 14.0 percent from 14.8 percent primarily due to lower net EAC adjustments on certain airborne radar production programs due, in part, to production inefficiencies that have driven higher labor costs, as well as changes in contract mix toward more cost-type content. These decreases were partially offset by sales growth on higher margin advanced microelectronics programs.

NORTHROP GRUMMAN CORPORATION

SPACE SYSTEMS
Space Systems is a leader in delivering end-to-end mission solutions through the design, development, integration, production and operation of space, missile defense, and launch systems for national security, civil government, commercial and international customers. Major products include satellites and spacecraft systems, subsystems, sensors and payloads; ground systems; missile defense systems and interceptors; and launch vehicles and related propulsion systems.

	Year Ended December 31			% Change in
$ in millions	2024	2023	2022	2024	2023
Sales	$11,731	$11,873	$10,570	(1)%	12%
Operating income	1,254	1,130	1,078	11%	5%
Operating margin rate	10.7%	9.5%	10.2%
Sales
2024 sales decreased $142 million, or 1 percent, primarily due to wind-down of work on the restricted space and NGI programs, which reduced sales by $595 million. This reduction was partially offset by a $302 million increase on Space Development Agency (SDA) satellite programs and a $130 million increase on the Habitation and Logistics Outpost (HALO) program.
2023 sales increased $1.3 billion, or 12 percent, primarily due to higher volume on restricted programs and ramp-up on development programs, including $333 million on the Next-Gen Polar program, $219 million on the NGI program, $119 million on the SDA Tranche 1 Tracking Layer program and $102 million on the SDA Tranche 2 Transport Layer program. These increases were partially offset by a $172 million decrease for CRS missions and a $109 million decrease on the HALO program.
Operating Income
2024 operating income increased $124 million, or 11 percent, primarily due to a higher operating margin rate. Operating margin rate increased to 10.7 percent from 9.5 percent primarily due to higher net EAC adjustments largely driven by the HALO program as previously disclosed.
2023 operating income increased $52 million, or 5 percent, due to higher sales, partially offset by a lower operating margin rate. Operating margin rate decreased to 9.5 percent from 10.2 percent primarily due to a prior year $96 million gain recognized in connection with a land exchange transaction, as well as lower net EAC adjustments driven by $100 million of unfavorable EAC adjustments on the HALO program in 2023. These decreases were partially offset by a $42 million benefit from insurance recoveries in our commercial space business during 2023.

NORTHROP GRUMMAN CORPORATION

PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Year Ended December 31
$ in millions	2024		2023		2022
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$9,064	$8,248	$8,157	$8,942	$7,981	$7,161
Service	2,723	2,382	2,389	2,099	2,311	2,042
Intersegment eliminations	243	218	240	218	239	212
Total Aeronautics Systems	12,030	10,848	10,786	11,259	10,531	9,415
Defense Systems
Product	5,843	5,304	5,282	4,819	4,604	4,163
Service	1,862	1,641	2,231	1,959	2,231	1,985
Intersegment eliminations	855	749	776	682	794	700
Total Defense Systems	8,560	7,694	8,289	7,460	7,629	6,848
Mission Systems
Product	8,076	7,000	7,749	6,669	7,376	6,291
Service	2,146	1,805	2,092	1,730	2,005	1,639
Intersegment eliminations	1,177	996	1,054	887	1,015	848
Total Mission Systems	11,399	9,801	10,895	9,286	10,396	8,778
Space Systems
Product	9,743	8,711	9,709	8,844	8,561	7,664
Service	1,576	1,398	1,681	1,468	1,533	1,404
Intersegment eliminations	412	368	483	431	476	424
Total Space Systems	11,731	10,477	11,873	10,743	10,570	9,492
Total Product	$32,726	$29,263	$30,897	$29,274	$28,522	$25,279
Total Service	8,307	7,226	8,393	7,256	8,080	7,070
Total Segment(1)	$41,033	$36,489	$39,290	$36,530	$36,602	$32,349
(1)A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”

Product Sales and Costs
2024 product sales increased $1.8 billion, or 6 percent, due to an increase in product sales at all four sectors. The increase was principally driven by higher volume on restricted programs, F-35, Triton and E-2 at Aeronautics Systems, higher volume on Sentinel, certain military ammunition programs, SiAW and GMLRS at Defense Systems, higher restricted sales, partially offset by lower SABR volume, at Mission Systems and sales growth on SDA satellite programs and HALO, partially offset by wind-down of work on the restricted space and NGI programs, at Space Systems.
2023 product sales increased $2.4 billion, or 8 percent, due to an increase in product sales at all four sectors. The increase was principally driven by higher volume on restricted programs and NGI at Space Systems, higher volume on Sentinel, ammunition programs, GMLRS, HACM, and the Integrated Battle Command System (IBCS) program at Defense Systems, and higher restricted sales at Mission Systems and Aeronautics Systems.
2024 product costs were comparable to the prior year, reflecting a higher operating margin rate principally due to the prior year $1.56 billion charge on the B-21 program at Aeronautics Systems and higher EAC adjustments at Space Systems, largely driven by the HALO program.
2023 product costs increased $4.0 billion, or 16 percent, consistent with the higher product sales described above and reflect a lower operating margin rate principally due to the previously described $1.56 billion charge on the B-21 program at Aeronautics Systems and lower net EAC adjustments on Space Systems production programs.

NORTHROP GRUMMAN CORPORATION

Service Sales and Costs
2024 service sales decreased $86 million, or 1 percent, primarily due to a decrease in service sales at Defense Systems principally due to the completion of an international training program and lower volume on SEMA, partially offset by an increase in service sales at Aeronautics Systems driven by higher volume on restricted programs and Global Hawk.
2023 service sales increased $313 million, or 4 percent, due to an increase in service sales at Space Systems, Mission Systems, and Aeronautics Systems. The increase was principally driven by higher restricted sales at Space Systems and Aeronautics Systems, and higher volume on restricted programs and F-35 sustainment at Mission Systems.
2024 service costs were comparable to the prior year, consistent with the change in services sales described above.
2023 service costs increased $186 million, or 3 percent, consistent with the higher service sales described above and reflects a higher operating margin rate on Space Systems service programs.
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
Backlog consisted of the following at December 31, 2024 and 2023:

	2024			2023
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2024
Aeronautics Systems	$10,689	$13,409	$24,098	$19,583	23%
Defense Systems	9,873	17,845	27,718	20,198	37%
Mission Systems	11,574	4,869	16,443	16,108	2%
Space Systems	7,526	15,683	23,209	28,341	(18)%
Total backlog	$39,662	$51,806	$91,468	$84,230	9%
2024 net awards totaled $50.6 billion. Significant 2024 new awards include $11.8 billion for restricted programs (primarily at Aeronautics Systems, Mission Systems, and Space Systems), $3.5 billion for the Take Charge and Move Out (TACAMO) mission, $3.5 billion for F-35 (primarily at Aeronautics Systems), $2.4 billion for E-2, $1.8 billion for Next-Gen OPIR Polar, $0.9 billion for Poland IBCS, and $0.8 billion for certain military ammunition programs.
During 2024, the company reduced unfunded backlog by $1.6 billion and $0.7 billion related to terminations for convenience in our restricted space business and on the NGI program at Space Systems, respectively.
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
As of December 31, 2024, we had cash and cash equivalents of $4.4 billion; $268 million was held outside of the U.S. by foreign subsidiaries. We expect cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets through our shelf registration with the SEC, if needed, to be sufficient to provide liquidity to the company in the short-term and long-term. The company has a five-year senior unsecured credit facility in an aggregate principal amount of $2.5 billion, and in April 2024, we renewed our one-year $500 million uncommitted credit facility. At December 31, 2024, there were no borrowings outstanding under these credit facilities. In January 2024, we issued $2.5 billion of unsecured senior notes for general corporate purposes, including debt repayment, share repurchases and working capital.
The company’s principal contractual commitments include purchase obligations, repayments of long-term debt and related interest, and payments under operating leases. At December 31, 2024, we had $20.5 billion of purchase obligations, approximately half of which is short-term. Purchase obligations are largely comprised of open purchase

NORTHROP GRUMMAN CORPORATION

order commitments to suppliers and subcontractors under U.S. government contracts. In most circumstances, our risk associated with the purchase obligations on our U.S. government contracts is limited to the termination liability provisions within those contracts. As such, we do not believe they represent a material liquidity risk to the company. At December 31, 2024, we had capital expenditure commitments of $1.5 billion, which we expect to satisfy with cash on hand. We also had provisions for uncertain tax positions of $1.4 billion, some or all of which could result in future cash payments to various taxing authorities. At this time, we are unable to estimate the timing and amount of any future cash outflows related to these uncertain tax positions.
Refer to the respective notes to the consolidated financial statements for further information about our share repurchase programs (Note 2), commercial paper, credit facilities and long-term debt (Note 9), standby letters of credit and guarantees (Note 11), future minimum contributions for the company’s pension and OPB plans (Note 12), and lease payment obligations (Note 14).
Income Tax Matters
During the fourth quarter of 2024, the company entered into an agreed Revenue Agent’s Report (“RAR”) for certain matters related to the company’s 2018-2020 federal income tax returns, largely related to our methods of accounting associated with the timing of revenue recognition and related costs under IRC Section 451(b). The company made a $956 million payment in December 2024, inclusive of associated interest, in connection with the agreed RAR. Refer to Note 6 to the financial statements for further information about our unrecognized tax benefits.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Our 2024 and 2023 cash from operations were reduced for federal estimated tax payments we made related to Section 174 of approximately $350 million and $500 million, respectively. In the future, Congress may consider legislation that would defer the amortization requirement to later years, possibly with retroactive effect. In the meantime, we expect to continue to make additional federal tax payments based on the current Section 174 tax law, which we estimate will reduce our 2025 cash from operations by approximately $230 million. The impact of Section 174 on our cash from operations depends on the amount of research and development expenditures incurred by the company and whether the IRS issues guidance on the provision which differs from our current interpretation, among other things.
Cash Flow Measures
In addition to our cash position, we consider various cash flow measures in capital deployment decision-making, including cash provided by operating activities and adjusted free cash flow, a non-GAAP measure described in more detail below.
Operating Cash Flow
The table below summarizes key components of cash provided by operating activities:

	Year Ended December 31
$ in millions	2024	2023	2022
Net earnings	$4,174	$2,056	$4,896
B-21 charge	—	1,559	—
Non-cash items(1)	8	551	(1,305)
Pension and OPB contributions	(129)	(139)	(136)
Changes in trade working capital	274	(144)	(600)
Other, net	61	(8)	46
Net cash provided by operating activities	$4,388	$3,875	$2,901
(1)Includes depreciation and amortization, non-cash lease expense, MTM benefit (expense), stock based compensation expense, deferred income taxes and net periodic pension and OPB income.
2024 cash provided by operating activities increased $513 million, or 13 percent, principally due to improved trade working capital, largely driven by lower net tax payments, as well as higher net earnings.
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

NORTHROP GRUMMAN CORPORATION

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
The table below reconciles net cash provided by operating activities to adjusted free cash flow:

	Year Ended December 31			% Change in
$ in millions	2024	2023	2022	2024	2023
Net cash provided by operating activities	$4,388	$3,875	$2,901	13%	34%
Capital expenditures	(1,767)	(1,775)	(1,435)	—%	24%
Proceeds from sale of equipment to a customer	—	—	155	NM	(100)%
Adjusted free cash flow	$2,621	$2,100	$1,621	25%	30%
2024 adjusted free cash flow increased $521 million, or 25 percent, principally due to higher net cash provided by operating activities.
Investing Cash Flow
2024 net cash used in investing activities increased $167 million principally due to the receipt of proceeds from the sale of minority investments in the prior year.
Financing Cash Flow
2024 net cash used in financing activities decreased $366 million primarily due to $1.05 billion of lower debt repayments and a $500 million increase in proceeds from long-term debt, partially offset by a $1.0 billion increase in share repurchases and a $70 million increase in dividends paid. Cash returned to shareholders through share repurchases and dividends totaled $3.7 billion in 2024 and $2.6 billion in 2023.
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

NORTHROP GRUMMAN CORPORATION

We also consider the impact of macroeconomic factors on our estimates, in particular on contract EACs that span several years. For example, we have included in our EACs management’s best estimate of the impact inflation and disruptions in the supply chain have had and may continue to have on our contracts. Although the overall financial impact these macroeconomic factors have had on our company has largely subsided, volatility of the recent macroeconomic environment has added complexity to our estimation process and may result in our contract EACs having more variability in the future than they might otherwise have had if the estimates had been prepared in a more stable macroeconomic environment.
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
Retirement Benefits
Overview – The determination of projected benefit obligations, the fair value of plan assets, and pension and OPB expense for our retirement benefit plans requires the use of estimates and actuarial assumptions. We perform an annual review of our actuarial assumptions in consultation with our actuaries. When we determine changes in the assumptions are warranted, or as a result of plan amendments, future pension and OPB expense and our projected benefit obligation could increase or decrease materially. The principal estimates and assumptions that have a significant effect on our consolidated financial position and results of operations are the discount rate, cash balance crediting rate, expected long-term rate of return on plan assets, estimated fair market value of plan assets, and the mortality rate of those covered by our pension and OPB plans. The effects of actual results differing from our assumptions and the effects of changing assumptions (i.e., actuarial gains or losses) are recognized immediately through earnings upon annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement.
Discount Rate – The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle our pension and OPB obligations. The discount rate is generally based on the yield of high-quality corporate fixed-income investments. At the end of each year, we determine the discount rate using a theoretical bond portfolio model of bonds rated AA or better to match the notional cash outflows related to projected benefit payments for each of our significant benefit plans. Taking into consideration the factors noted above, our weighted-average composite pension discount rate was 5.73 percent at December 31, 2024 and 5.15 percent at December 31, 2023.

NORTHROP GRUMMAN CORPORATION

The effects of a hypothetical change in the discount rate may be nonlinear and asymmetrical for future years as the discount rate changes. Holding all other assumptions constant, an increase or decrease of 25 basis points in the December 31, 2024 discount rate assumption would have the following estimated effects on 2024 pension and OPB obligations, which would be reflected in the 2024 MTM expense (benefit), and 2025 expected pension and OPB expense:

$ in millions	25 Basis Point Decrease in Rate	25 Basis Point Increase in Rate
2024 pension and OPB obligation and MTM expense (benefit)	$785	$(750)
2025 pension and OPB (benefit) expense	(20)	19
Cash Balance Crediting Rate – A portion of the company’s pension obligation and resulting pension expense is based on a cash balance formula, where participants’ hypothetical account balances are accumulated over time with pay-based credits and interest. Interest is credited monthly using the current 30-Year Treasury bond rate. The interest crediting rate is part of the cash balance formula and independent of actual pension investment returns. The cash balance crediting rate tends to move in concert with the discount rate but has an offsetting effect on pension benefit obligations and the related MTM expense (benefit). The minimum cash balance crediting rate allowed under the plan is 2.25 percent. The cash balance crediting rate assumption has been set to its current level of 4.78 percent as of December 31, 2024, increasing to 4.90 percent by 2030. Holding all other assumptions constant, an increase or decrease of 25 basis points in the December 31, 2024 cash balance crediting rate assumption would have the following estimated effects on the 2024 pension benefit obligation, which would be reflected in the 2024 MTM (benefit) expense, and 2025 expected pension expense:

$ in millions	25 Basis Point Decrease in Rate	25 Basis Point Increase in Rate
2024 pension obligation and MTM (benefit) expense	$(101)	$104
2025 pension (benefit) expense	(9)	9
Expected Long-Term Rate of Return on Plan Assets – The expected long-term rate of return on plan assets (EROA) assumption reflects the average rate of net earnings we expect on current and future benefit plan investments. EROA is a long-term assumption, which we review annually and adjust to reflect changes in our long-term view of expected market returns and/or significant changes in our plan asset investment policy. Due to the inherent uncertainty of this assumption, we consider multiple data points at the measurement date including the plan’s target asset allocation, historical plan asset returns and third-party projection models of expected long-term returns for each of the plans’ strategic asset classes. In addition to the data points themselves, we consider trends in the data points, including changes from the prior measurement date. The EROA assumptions we use for pension benefits are consistent with those used for OPB plans; however, we reduce the EROA for OPB plans to allow for the impact of tax on investment earnings, as certain Voluntary Employee Beneficiary Association trusts are taxable.
During 2024, the Investment Committee of the company’s benefit plans reviewed the plans’ major asset class allocations and approved an update to increase the target fixed-income asset allocation from 43% to 45%. The actual asset allocation as of December 31, 2024 was approximately 41% fixed-income, 29% public equities, 23% alternatives, 6% private credit and 1% cash. At this time, the Investment Committee is not planning any significant changes to that mix. For further information on plan asset investments, see Note 12 to the consolidated financial statements.
While historical market returns are not necessarily predictive of future market returns, given our long history of plan performance supported by the stability in our investment mix, investment managers, and active asset management, we believe our actual historical performance is a reasonable metric to consider when developing our EROA. Our average annual rate of return from 1976 to 2024 was approximately 10.5 percent and our 20-year and 30-year rolling average rates of return were approximately 7.5 percent and 8.9 percent, respectively, each determined on an arithmetic basis and net of expenses. Our 2024 return on plan assets, net of expenses, was approximately 4.7 percent.
Consistent with our past practice, we obtained long-term capital market forecasting models from several third parties and, using our target asset allocation, developed an expected rate of return on plan assets from each model. We

NORTHROP GRUMMAN CORPORATION

considered not only the specific returns projected by those third-party models, but also changes in the models year-to-year when developing our EROA.
For determining 2024 FAS expense, we assumed an expected long-term rate of return on pension plan assets of 7.5 percent and an expected long-term rate of return on OPB plan assets of 7.12 percent. For 2025 FAS expense, we have assumed an expected long-term rate of return on pension plan assets of 7.5 percent and 7.08 percent on OPB plans. Holding all other assumptions constant, an increase or decrease of 25 basis points in our December 31, 2024 EROA assumption would have the following estimated effects on 2025 expected pension and OPB expense:

$ in millions	25 Basis Point Decrease	25 Basis Point Increase
2025 pension and OPB expense (benefit)	$75	$(75)
In addition, holding all other assumptions constant, an increase or decrease of 100 basis points in actual versus expected return on plan assets would have the following estimated effects on our 2025 MTM expense (benefit):

$ in millions	100 Basis Point Decrease	100 Basis Point Increase
2025 MTM expense (benefit)	$300	$(300)
Estimated Fair Market Value of Plan Assets – For certain plan assets where the fair market value is not readily determinable, such as real estate, private equity, hedge funds and opportunistic investments, we develop estimates of fair value using the best information available. Estimated fair values on these plan assets are based on redemption values and net asset values (NAV), as well as valuation methodologies that include third-party appraisals, comparable transactions, discounted cash flow valuation models and public market data.
Mortality Rate – We use mortality assumptions to estimate life expectancies of plan participants. In October 2014, the Society of Actuaries Retirement Plans Experience Committee (RPEC) issued updated mortality tables and a mortality improvement scale, which reflected longer life expectancies than previously projected. In October 2019, the RPEC issued an updated mortality base table (the Private Retirement Plans Mortality table for 2012 (Pri-2012)), which we adopted after reviewing our own historical mortality experience. In October 2021, the RPEC released a new projection scale (MP-2021) that included additional underlying data for 2019, which included an increase in life expectancies relative to the prior year.
The RPEC has not released a projection scale since MP-2021, citing complexities in incorporating the substantial number of “excess deaths” in 2020 and 2021 into their existing model and uncertainties about future expectations primarily related to COVID-19. As such, after considering the information released by the RPEC in October 2021 as well as the company’s recent mortality experience, we adopted the full MP-2021 projection scale while continuing to use the Pri-2012 White Collar table, supplemented with 50% of the Gradual Wear-Off illustration as outlined in the RPEC’s 2022 Mortality Improvement Update paper to reflect the future impacts of COVID-19, to develop our mortality assumptions used in calculating our pension and OPB obligations recognized at December 31, 2024, and the amounts estimated for our 2025 pension and OPB expense.
For further information regarding our pension and OPB plans, see “Risk Factors” and Notes 1 and 12 to the consolidated financial statements.
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
Environmental Matters – We are subject to environmental laws and regulations in the jurisdictions in which we do or have done business. Factors that could result in changes to the assessment of probability, range of reasonably estimated costs and environmental accruals include: modification of planned remedial actions; changes in the estimated time required to conduct remedial actions; discovery of more or less extensive (or different) contamination

NORTHROP GRUMMAN CORPORATION

than anticipated; information regarding the potential causes and effects of contamination; results of efforts to involve other responsible parties; financial capabilities of other responsible parties; changes in laws and regulations, their interpretation or application; contractual obligations affecting remediation or responsibilities; and improvements in remediation technology. As we expect to recover a significant portion of environmental remediation liabilities through overhead charges on government contracts, such amounts are deferred in prepaid expenses and other current assets (current portion) and other non-current assets until charged to contracts. We use judgment to evaluate the recoverability of our environmental remediation costs, assessing, among other things, U.S. government regulations, our U.S. government contract mix and past practices. Portions of the company’s environmental liabilities we do not expect to be recoverable have been expensed. As of December 31, 2024, we expect approximately 93 percent of the company’s environmental remediation costs to be recoverable; however, to the extent our judgments on the recoverability of our environmental remediation costs change or the unallowable portion of our environmental remediation costs otherwise increase, there could be a significant impact on our consolidated financial position, annual results of operations and/or cash flows.
Income Tax Matters – The evaluation of tax positions taken in a filed tax return, or planned to be taken in a future tax return or claim, requires the use of judgment. We establish reserves for uncertain tax positions when, despite the belief that our tax positions are supportable, there remains uncertainty in a tax position taken in our filed tax returns or planned to be taken in a future tax return or claim. The company follows a recognition and measurement approach, considering the facts, circumstances, and information available at the reporting date. We exercise judgment in determining the level of evidence necessary and appropriate to support our assessment using all available information. The technical merits of a given tax position are derived from sources of authority in the tax law and their applicability to the facts and circumstances of the position. In measuring the tax position, the company considers the amounts and probabilities of the outcomes that could be realized upon settlement. When it is more likely than not that a tax position will be sustained, we record the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority. As of December 31, 2024, we have approximately $1.4 billion in unrecognized tax benefits. To the extent we prevail in matters for which reserves have been established or are required to pay amounts in excess of reserves, there could be a significant impact on our consolidated financial position, annual results of operations and/or cash flows.
For further information on litigation, commitments and contingencies, see “Risk Factors” and Note 1, Note 6, Note 10 and Note 11 to the consolidated financial statements.
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
We record property, plant and equipment (PP&E) for capital assets used in operating our business. The cost of PP&E utilized in support of our government contracts is generally allowable and allocable cost in accordance with applicable FAR and CAS requirements, which limits our risk of impairment on those assets. However, the cost of PP&E utilized in support of our commercial business, including approximately $575 million of PP&E used in our commercial space business, is not allocable to government contracts and is therefore subject to greater recoverability risk.
Impairment Testing – We test for impairment of goodwill annually at each of our reporting units, which comprise our operating segments. The results of our annual goodwill impairment tests as of December 31, 2024 and 2023, respectively, indicated that the estimated fair value of each reporting unit significantly exceeded its respective carrying value. There were no impairment charges recorded in the years ended December 31, 2024, 2023 and 2022.
In addition to performing an annual goodwill impairment test, we may perform an interim impairment test if events occur or circumstances change that suggest goodwill in any of our reporting units may be impaired. Such indicators may include, but are not limited to, the loss of significant business, significant reductions in federal government appropriations or other significant adverse changes in industry or market conditions. During 2024, we determined there were no impairment indicators requiring us to perform an interim goodwill impairment test.
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

NORTHROP GRUMMAN CORPORATION

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
We test for impairment of our long-lived assets when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Our assessment is based on our projection of the undiscounted future operating cash flows of the related asset group. If such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to fair value. There were no impairment charges recorded in the years ended December 31, 2024, 2023 and 2022.
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

NORTHROP GRUMMAN CORPORATION

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
EQUITY RISK
We have been and continue to be exposed to market risk with respect to our portfolio of marketable securities with a fair value of $347 million at December 31, 2024. These securities are exposed to market volatilities, changes in price and interest rates.
INTEREST RATE RISK
We are exposed to interest rate risk on variable-rate short-term credit facilities for which there were no borrowings outstanding at December 31, 2024. At December 31, 2024, we have $16.3 billion of long-term debt, primarily consisting of fixed-rate debt, with a fair value of approximately $15.3 billion. The terms of our fixed-rate debt obligations do not generally allow investors to demand payment of these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk for our fixed-rate debt; however, we do have exposure to fair value risk if we repurchase or exchange long-term debt prior to maturity. Additionally, if we were to refinance our long-term debt, it may be refinanced at higher interest rates.
FOREIGN CURRENCY RISK
In certain circumstances, we are exposed to foreign currency risk. We enter foreign currency forward contracts to manage a portion of the exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading purposes. At December 31, 2024, foreign currency forward contracts with a notional amount of $399 million were outstanding. At December 31, 2024, a 10 percent unfavorable foreign exchange rate movement would not have a material impact on our consolidated financial position, annual results of operations and/or cash flows.
INFLATION RISK
The global macroeconomic environment has experienced extraordinary challenges in recent years, including the highest rates of inflation in 40 years. The company, its subcontractors and other suppliers, have experienced, and may in the future experience, pressures from heightened levels of inflation and challenges from the macroeconomic environment. Certain of our fixed-price contracts include economic price adjustment (EPA) clauses to help protect the company against inflationary pressures. However, these EPA clauses may not be able to fully mitigate adverse impacts of rising inflation on the company’s financial position, results of operations and/or cash flows.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of earnings and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2025 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit and risk committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition - Estimates of Revenue and Cost at Completion for Select Long-Term Contracts - Refer to Note 1 to the financial statements
Critical Audit Matter Description
As further described in Note 1 to the financial statements, the Company recognizes revenue as control is transferred to the customer, which for long-term contracts is generally over-time using the cost-to-cost method (cost incurred relative to total cost estimated at completion). Use of the cost-to-cost-method requires the Company to make reasonably dependable estimates regarding the revenue and costs associated with the design, manufacture and delivery of their products or services. The Company estimates profit on these contracts as the difference between total estimated revenue and total estimated costs at completion and recognizes that profit as costs are incurred. We

NORTHROP GRUMMAN CORPORATION

analyzed the Company’s contract portfolio to identify contracts that we believe had elevated financial or performance risk. For those contracts identified, the evaluation of one or more of the assumptions used to recognize revenue required extensive audit effort due to the complexity of the contracts and a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revenue and cost estimates for these contracts identified included the following, among others:
•We tested the operating effectiveness of controls over the significant assumptions and judgments underlying the estimates of revenues and costs to completion associated with these long-term contracts.
•Based on the risk characteristic identified on an individual contract, we evaluated certain revenue and cost assumptions by:
–Reading the underlying contract and any amendments or modifications to understand the contractual requirements and performance obligations.
–Assessing the timing of recognition of any incentive fees or award fees based on contract terms and relevant historical trends.
–Evaluating management’s ability to achieve the estimates of remaining revenue and costs by performing inquiries with the Company’s program and business management regarding their basis of estimates including work plans, engineering specifications, program labor and suppliers, challenges or opportunities related to the program, actual performance to date compared to plan, and any recent correspondence between the Company and the customer on changes in scope or contractual terms.
–Evaluating selected changes to the estimates of costs to completion and obtaining supporting documentation on the appropriateness of the timing and amounts of these changes in estimates.
–Testing the accuracy and completeness of the information used in developing estimates, as well as the mathematical accuracy of management’s calculation of revenue recognized during the period for the performance obligations.

/s/	Deloitte & Touche LLP
McLean, Virginia
January 29, 2025
We have served as the Company’s auditor since 1975.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

	Year Ended December 31
$ in millions, except per share amounts	2024	2023	2022
Sales
Product	$32,726	$30,897	$28,522
Service	8,307	8,393	8,080
Total sales	41,033	39,290	36,602
Operating costs and expenses
Product	26,188	26,226	22,761
Service	6,483	6,513	6,367
General and administrative expenses	3,992	4,014	3,873
Total operating costs and expenses	36,663	36,753	33,001
Operating income	4,370	2,537	3,601
Other (expense) income
Interest expense	(621)	(545)	(506)
Non-operating FAS pension benefit	656	530	1,505
Mark-to-market pension and OPB benefit (expense)	443	(422)	1,232
Other, net	168	246	4
Earnings before income taxes	5,016	2,346	5,836
Federal and foreign income tax expense	842	290	940
Net earnings	$4,174	$2,056	$4,896

Basic earnings per share	$28.39	$13.57	$31.61
Weighted-average common shares outstanding, in millions	147.0	151.5	154.9
Diluted earnings per share	$28.34	$13.53	$31.47
Weighted-average diluted shares outstanding, in millions	147.3	152.0	155.6

Net earnings (from above)	$4,174	$2,056	$4,896
Other comprehensive (loss) income, net of tax
Change in cumulative translation adjustment	(2)	23	(16)
Change in other, net	(22)	2	6
Other comprehensive (loss) income, net of tax	(24)	25	(10)
Comprehensive income	$4,150	$2,081	$4,886
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
$ in millions, except par value	2024	2023
Assets
Cash and cash equivalents	$4,353	$3,109
Accounts receivable, net	1,272	1,454
Unbilled receivables, net	5,908	5,693
Inventoried costs, net	1,455	1,109
Prepaid expenses and other current assets	1,286	2,341
Total current assets	14,274	13,706
Property, plant and equipment, net of accumulated depreciation of $8,733 for 2024 and $7,964 for 2023	10,536	9,653
Operating lease right-of-use assets	1,770	1,818
Goodwill	17,512	17,517
Intangible assets, net	254	305
Deferred tax assets	1,599	1,020
Pension and other postretirement benefit plan assets	2,184	1,331
Other non-current assets	1,230	1,194
Total assets	$49,359	$46,544

Liabilities
Trade accounts payable	$2,599	$2,110
Accrued employee compensation	2,271	2,251
Advance payments and billings in excess of costs incurred	4,070	4,193
Other current liabilities	5,188	3,388
Total current liabilities	14,128	11,942
Long-term debt, net of current portion of $1,582 for 2024 and $70 for 2023	14,692	13,786
Pension and other postretirement benefit plan liabilities	1,120	1,290
Operating lease liabilities	1,798	1,892
Other non-current liabilities	2,331	2,839
Total liabilities	34,069	31,749

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2024—144,952,026 and 2023—150,109,271	145	150
Paid-in capital	—	—
Retained earnings	15,297	14,773
Accumulated other comprehensive loss	(152)	(128)
Total shareholders’ equity	15,290	14,795
Total liabilities and shareholders’ equity	$49,359	$46,544
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
$ in millions	2024	2023	2022
Operating activities
Net earnings	$4,174	$2,056	$4,896
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,370	1,338	1,342
Mark-to-market pension and OPB (benefit) expense	(443)	422	(1,232)
Stock-based compensation	101	87	99
Deferred income taxes	(582)	(988)	(321)
B-21 charge	—	1,559	—
Net periodic pension and OPB income	(438)	(308)	(1,193)
Pension and OPB contributions	(129)	(139)	(136)
Changes in assets and liabilities:
Accounts receivable, net	182	54	(44)
Unbilled receivables, net	(215)	247	(646)
Inventoried costs, net	(358)	(220)	(205)
Prepaid expenses and other assets	35	(86)	2
Accounts payable and other liabilities	(513)	519	572
Income taxes payable, net	1,143	(658)	(279)
Other, net	61	(8)	46
Net cash provided by operating activities	4,388	3,875	2,901

Investing activities
Capital expenditures	(1,767)	(1,775)	(1,435)
Proceeds from sale of equipment to a customer	—	—	155
Proceeds from sale of minority investments	—	197	—
Other, net	18	(4)	39
Net cash used in investing activities	(1,749)	(1,582)	(1,241)

Financing activities
Net proceeds from issuance of long-term debt	2,495	1,995	—
Payments of long-term debt	—	(1,050)	—
Common stock repurchases	(2,514)	(1,500)	(1,504)
Cash dividends paid	(1,186)	(1,116)	(1,052)
Payments of employee taxes withheld from share-based awards	(58)	(52)	(50)
Other, net	(132)	(38)	(7)
Net cash used in financing activities	(1,395)	(1,761)	(2,613)
Increase (decrease) in cash and cash equivalents	1,244	532	(953)
Cash and cash equivalents, beginning of year	3,109	2,577	3,530
Cash and cash equivalents, end of period	$4,353	$3,109	$2,577
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31
$ in millions, except per share amounts	2024	2023	2022
Common stock
Beginning of year	$150	$153	$156
Common stock repurchased	(5)	(3)	(4)
Shares issued for employee stock awards and options	—	—	1
End of year	145	150	153
Paid-in capital
Beginning of year	—	—	—
End of year	—	—	—
Retained earnings
Beginning of year	14,773	15,312	12,913
Common stock repurchased	(2,510)	(1,519)	(1,497)
Net earnings	4,174	2,056	4,896
Dividends declared	(1,185)	(1,114)	(1,052)
Stock compensation	45	38	52
End of year	15,297	14,773	15,312
Accumulated other comprehensive loss
Beginning of year	(128)	(153)	(143)
Other comprehensive (loss) income, net of tax	(24)	25	(10)
End of year	(152)	(128)	(153)
Total shareholders’ equity	$15,290	$14,795	$15,312
Cash dividends declared per share	$8.05	$7.34	$6.76
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
Principles of Consolidation and Reporting
The consolidated financial statements (the “financial statements”) include the accounts of Northrop Grumman and its subsidiaries and joint ventures or other investments for which we consolidate the financial results. Intercompany accounts, transactions and profits are eliminated in consolidation. Investments in equity securities and joint ventures where the company has significant influence, but not control, are accounted for using the equity method.
The financial statements are prepared in conformity with U.S. GAAP and in accordance with the rules of the SEC. The financial statements include adjustments of a normal recurring nature considered necessary by management for a fair presentation of the company’s consolidated financial position, results of operations and cash flows. For classification of certain current assets and liabilities, we consider the duration of our customer contracts when defining our operating cycle, which is generally longer than one year.
Effective July 1, 2024, the company realigned the Strategic Deterrent Systems (SDS) division, which includes the Ground-Based Strategic Deterrent (“Sentinel”) program, from Space Systems to Defense Systems. This realignment is reflected in the financial information contained in this report.
Subsequent Realignment - Effective January 1, 2025, the company realigned the Strike and Surveillance Aircraft Solutions (SSAS) business unit from Defense Systems to Aeronautics Systems. This realignment is not reflected in the financial information contained in this report; it will be reflected in the company’s operating results beginning in the first quarter of 2025.
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

NORTHROP GRUMMAN CORPORATION

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
B-21 Program
During the fourth quarter of 2023, we recognized a projected loss of $1.56 billion across the five LRIP options of the B-21 program. As of December 31, 2024, the remaining loss accrual is $1.3 billion, which is included in Other current liabilities.
Net EAC Adjustments
The following table presents the effect of aggregate net EAC adjustments:

	Year Ended December 31
$ in millions, except per share data	2024	2023	2022
Revenue	$396	$298	$447
Operating income	350	84	360
Net earnings(1)	277	66	284
Diluted earnings per share(1)	1.88	0.43	1.83
(1)Based on a 21% federal statutory tax rate.
EAC adjustments on a single performance obligation can have a significant effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. During the third quarter of 2024, we recorded a $39 million favorable EAC adjustment on the HALO program at Space Systems related to the resolution of an engineering change proposal (ECP) as previously disclosed. During 2023, we recorded a $143 million unfavorable EAC adjustment on the first LRIP lot of the B-21 program at Aeronautics Systems and $100 million of unfavorable EAC adjustments on the HALO program at Space Systems. During 2022, we recorded $133 million of favorable EAC adjustments on the EMD phase of the

NORTHROP GRUMMAN CORPORATION

B-21 program at Aeronautics Systems. No other such adjustments were significant to the financial statements during the years ended December 31, 2024, 2023 and 2022.
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
Company backlog as of December 31, 2024 was $91.5 billion. Of our December 31, 2024 backlog, we expect to recognize approximately 40 percent as revenue over the next 12 months and 65 percent as revenue over the next 24 months, with the remainder to be recognized thereafter.
During 2024, the company reduced unfunded backlog by $1.6 billion and $0.7 billion related to terminations for convenience in our restricted space business and on the NGI program at Space Systems, respectively.
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
Net contract assets are as follows:

$ in millions	December 31, 2024	December 31, 2023	$ Change	% Change
Unbilled receivables, net	$5,908	$5,693	$215	4%
Advance payments and amounts in excess of costs incurred	(4,070)	(4,193)	123	(3)%
Net contract assets	$1,838	$1,500	$338	23%
Changes in the company’s contract assets and liabilities primarily result from timing differences between revenue recognition and customer billings and/or payments. Net contract assets as of December 31, 2024 increased 23 percent from the prior year, primarily due to the burn down of advances on certain Aeronautics Systems programs and an increase in unbilled receivables on several programs at Space Systems.
The amount of revenue recognized for the years ended December 31, 2024, 2023 and 2022 that was included in the contract liability balance at the beginning of each year was $3.6 billion, $3.1 billion and $2.4 billion, respectively.
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
Research and Development
Company-sponsored research and development activities primarily include efforts related to government programs. Company-sponsored IR&D expenses totaled $1.1 billion, $1.2 billion and $1.2 billion in 2024, 2023 and 2022, respectively, which represented 2.7 percent, 3.0 percent and 3.3 percent of total sales, respectively. Customer-funded research and development activities are charged directly to the related contracts.
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
Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value on a recurring basis. Changes in the fair value of derivative financial instruments that are designated as fair value hedges are recorded in Other, net in the consolidated statements of earnings and comprehensive income, while changes in the fair value of derivative financial instruments that are designated as cash flow hedges are recorded as a

NORTHROP GRUMMAN CORPORATION

component of other comprehensive income until the hedged transaction is recognized in earnings. For derivative financial instruments not designated as hedging instruments, gains or losses resulting from changes in the fair value are reported in Other, net in the consolidated statements of earnings and comprehensive income.
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
Inventoried Costs
The company records inventoried costs at the lower of cost or net realizable value. Inventoried costs are categorized into raw materials, work in process, and finished goods. Raw materials are recognized using the average cost method and are generally included in contract cost when allocated to specific contracts. Work in process primarily consists of a) costs associated with specific anticipated contracts or costs incurred in excess of existing contract requirements, which are probable of recovery, and b) costs associated with unsatisfied performance obligations on contracts accounted for using point in time revenue recognition. Finished goods primarily consists of inventory maintained in support of sustainment contracts.
Inventoried costs include direct production costs, factory and engineering overhead, production tooling costs, and allowable G&A. G&A included in Inventoried costs, net was $100 million and $65 million as of December 31, 2024 and 2023, respectively. Inventoried costs are classified as current assets and include amounts related to contracts having production cycles longer than one year due to the long-cycle nature of our business.
Cash Surrender Value of Life Insurance Policies
The company maintains whole life and split-dollar life insurance policies primarily on former officers and executives. Whole life insurance policies are recorded at their cash surrender value as determined by the insurance carrier, and split-dollar life insurance policies are recorded at the lesser of their cash surrender value or premiums paid. These policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plans. As of December 31, 2024 and 2023, the carrying values associated with these policies were $416 million and $399 million, respectively, and are recorded in Other non-current assets in the consolidated statements of financial position.
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

NORTHROP GRUMMAN CORPORATION

		December 31
Useful life in years, $ in millions	Useful Life	2024	2023
Land and land improvements	Up to 40(1)	$782	$742
Buildings and improvements	Up to 45	4,031	3,605
Machinery and other equipment	Up to 20	10,389	9,641
Capitalized software costs	3-5	779	553
Leasehold improvements	Lease Term(2)	3,288	3,076
Property, plant and equipment, at cost		19,269	17,617
Accumulated depreciation		(8,733)	(7,964)
Property, plant and equipment, net		$10,536	$9,653
(1)Land is not a depreciable asset.
(2)Leasehold improvements are depreciated over the shorter of the useful life of the asset or lease term.
During the fourth quarter of 2020, the company completed a sale of equipment to a customer on a restricted Aeronautics Systems program for $444 million. The company previously intended to use the equipment for internal purposes so we recognized the acquisition costs as capital expenditures and included the equipment in PP&E. As we regularly sell this type of equipment to customers in the ordinary course of business, we recorded the sale as a revenue transaction and included the net book value of the equipment in Operating costs and expenses. Although we generally classify proceeds from revenue transactions as cash inflows from operating activities, we recognized the proceeds from this transaction as cash inflows from investing activities, consistent with our prior recognition of the cost to acquire the equipment as capital expenditures. The company received the final cash payment of $155 million related to the equipment sale during 2022 and included it in Proceeds from sale of equipment to a customer in the consolidated statements of cash flows.
During the year ended December 31, 2022, the company acquired $46 million of internal use software through long-term financing directly with the supplier. The software was recorded in PP&E as a non-cash investing activity and the related liability was recorded in long-term debt as a non-cash financing activity. During the year ended December 31, 2023, the company received lease incentives for landlord funded leasehold improvements of $55 million related to Space Systems real estate leases, which were recorded in PP&E and included in non-cash investing activities.
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
Non-cash investing activities also include capital expenditures incurred but not yet paid of $242 million, $75 million and $113 million as of December 31, 2024, 2023 and 2022, respectively.
Sale of Minority Investment
In July 2023, the company sold its minority investment in an Australian business for AUD $235 million (the equivalent of $157 million upon settlement). The sale resulted in a pre-tax gain of $97 million, which is reflected in Other, net on the consolidated statements of earnings and comprehensive income for the year ended December 31, 2023. Proceeds from the sale are included in investing activities on the consolidated statement of cash flows for the year ended December 31, 2023.
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
Many of the company’s real property lease agreements contain incentives for tenant improvements, rent holidays or rent escalation clauses. For tenant improvement incentives received, if the incentive is determined to be a leasehold improvement owned by the company, we generally record the incentives as a reduction to the right-of-use asset, which reduces rent expense over the lease term. For rent holidays and rent escalation clauses during the lease term, the company records rental expense on a straight-line basis over the term of the lease. For these lease incentives, the company uses the date of initial possession as the commencement date, which is generally when the company is given the right of access to the space and begins to make improvements in preparation for intended use.
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
Environmental Costs
We accrue for environmental liabilities when management determines that, based on the facts and circumstances known to the company, it is probable the company will incur costs to address environmental impacts and the costs are reasonably estimable. When only a range of amounts is reasonably estimable and no amount within the range is more likely than another, we record the low end of the range. The company typically projects environmental costs for up to 30 years, records environmental liabilities on an undiscounted basis, and excludes asset retirement obligations and certain legal costs. At sites involving multiple parties, we accrue environmental liabilities based upon our expected share of liability, considering the financial viability of other liable parties.
Retirement Benefits
The company sponsors various defined benefit pension plans and defined contribution retirement plans covering substantially all employees. In most cases, our defined contribution plans provide for a company match of employee contributions. The company also provides postretirement benefits other than pensions to eligible retirees and qualifying dependents, consisting principally of health care and life insurance benefits.
The liabilities, unamortized prior service credits and annual income or expense of the company’s defined benefit pension and OPB plans are determined using methodologies that involve several actuarial assumptions.
Because U.S. government regulations provide for the costs of pension and OPB plans to be charged to our contracts in accordance with applicable FAR and CAS requirements, we calculate retiree benefit plan costs under both FAS and CAS methods. While both FAS and CAS recognize a normal service cost component in measuring periodic pension cost, there are differences in the way the components of annual pension costs are calculated under each method. Measuring plan obligations under FAS and CAS also includes different assumptions and models, such as in estimating returns on plan assets, calculating interest expense and the periods over which gains/losses related to pension assets and actuarial changes are recognized. As a result, annual retiree benefit plan expense amounts for

NORTHROP GRUMMAN CORPORATION

FAS are different from the amounts for CAS in any given reporting period even though the ultimate cost of providing benefits over the life of the plans is the same under each method. CAS retiree benefit plan costs are charged to contracts and are included in segment operating income, and the difference between the service cost component of FAS expense and total CAS expense (the “FAS/CAS operating adjustment”) is recorded in operating income at the consolidated company level. Not all net periodic pension expense is recognized in net earnings in the year incurred because it is allocated as production costs and a portion remains in inventory at the end of any given reporting period.
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
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows:

	December 31
$ in millions	2024	2023
Cumulative translation adjustment	$(140)	$(138)
Other, net	(12)	10
Total accumulated other comprehensive loss	$(152)	$(128)
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
On November 27, 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. We adopted the standard effective January 1, 2024 and applied the disclosure requirements retrospectively to all prior periods presented in the financial statements. Adoption of ASU 2023-07 did not have an impact on the company’s consolidated financial position, results of operations and/or cash flows.
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
On November 4, 2024, the FASB issued ASU No. 2024-03 Disaggregation of Income Statement Expenses (Subtopic 220-40). ASU 2024-03 requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 will be effective for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028 and will be applied on a prospective basis with the option to apply the standard retrospectively. We are evaluating the disclosure impact of ASU 2023-09; however, we do not

NORTHROP GRUMMAN CORPORATION

expect the standard will have a material impact on the company’s consolidated financial position, results of operations and/or cash flows.
Other accounting standards updates adopted and/or issued, but not effective until after December 31, 2024, are not expected to have a material effect on the company’s consolidated financial position, annual results of operations and/or cash flows.
2. EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.3 million, 0.5 million and 0.7 million shares for the years ended December 31, 2024, 2023 and 2022, respectively.
Share Repurchases
Share Repurchase Programs
On January 25, 2021, the company’s board of directors authorized a share repurchase program of up to $3.0 billion in share repurchases of the company’s common stock (the “2021 Repurchase Program”). Repurchases under the 2021 Repurchase Program commenced in October 2021 and were completed in April 2023.
On January 24, 2022, the company’s board of directors authorized a new share repurchase program of up to an additional $2.0 billion in share repurchases of the company’s common stock (the “2022 Repurchase Program”). Repurchases under the 2022 Repurchase Program commenced in April 2023 and were completed in February 2024.
On December 6, 2023, the company’s board of directors authorized a new share repurchase program of up to an additional $2.5 billion in share repurchases of the company’s common stock (the “2023 Repurchase Program”). Repurchases under the 2023 Repurchase Program commenced in February 2024 upon completion of the 2022 Repurchase Program. As of December 31, 2024, repurchases under the 2023 Repurchase Program totaled $1.4 billion; $1.1 billion remained under this share repurchase authorization. By its terms, the 2023 Repurchase Program will expire when we have used all authorized funds for repurchases.
On December 11, 2024, the company’s board of directors authorized a new share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock (the “2024 Repurchase Program”). Repurchases under the 2024 Repurchase Program will commence upon completion of the 2023 Repurchase Program and will expire when we have used all authorized funds for repurchases. As of December 31, 2024, there have been no repurchases under the 2024 Repurchase Program and the company’s total outstanding share repurchase authorization was $4.1 billion.
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

NORTHROP GRUMMAN CORPORATION

The table below summarizes the company’s share repurchases to date under the authorizations described above:

Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Shares Repurchased (in millions)

					Year Ended December 31
					2024	2023	2022
January 25, 2021	$3,000	7.0	$431.05	April 2023	—	1.4	3.3
January 24, 2022(2)	$2,000	4.4	$455.01	February 2024	2.5	1.9	—
December 6, 2023	$2,500	2.9	$472.26		2.9	—	—
December 11, 2024	$3,000	—	$—		—	—	—
					5.4	3.3	3.3
(1)Beginning with the 2022 Repurchase Program, the board of directors has approved that the purchases and authorizations under our repurchase programs be exclusive of brokerage commissions and other costs of execution, including taxes. Commissions paid are included for the 2021 Repurchase Program.
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
3. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net represent amounts billed and due from customers. Substantially all accounts receivable at December 31, 2024 are expected to be collected in 2025. The company does not believe it has significant exposure to credit risk as the majority of our accounts receivable are due from the U.S. government either as the ultimate customer or in connection with foreign military sales.
Accounts receivable, net consisted of the following:

	December 31
$ in millions	2024	2023
Due from U.S. government (1)	$951	$1,184
Due from international and other customers	326	276
Accounts receivable, gross	1,277	1,460
Allowance for expected credit losses	(5)	(6)
Accounts receivable, net	$1,272	$1,454
(1)Includes receivables due from the U.S. government associated with foreign military sales, which are contracted with and paid by the U.S. government.
4. UNBILLED RECEIVABLES, NET
Unbilled receivables, net represent revenue recognized under the cost-to-cost method that exceeds amounts billed to customers. A large majority of the company’s unbilled receivables at December 31, 2024 are expected to be billed and collected in 2025. Progress and performance-based payments are reflected as an offset to the related unbilled receivable balances.

NORTHROP GRUMMAN CORPORATION

Unbilled receivables, net consisted of the following:

	December 31
$ in millions	2024	2023
Due from U.S. government (1)
Unbilled receivables	$22,871	$23,655
Progress and performance-based payments received	(17,300)	(18,321)
Total due from U.S. government	5,571	5,334
Due from international and other customers
Unbilled receivables	1,108	1,720
Progress and performance-based payments received	(757)	(1,344)
Total due from international and other customers	351	376
Unbilled receivables, net of progress and performance-based payments received	5,922	5,710
Allowance for expected credit losses	(14)	(17)
Unbilled receivables, net	$5,908	$5,693
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
Inventoried costs, net consisted of the following:

	December 31
$ in millions	2024	2023
Raw materials	$293	$338
Work in process	1,118	719
Finished goods	44	52
Inventoried costs, net	$1,455	$1,109
Inventoried costs, net increased $346 million, or 31 percent, largely due to an increase in costs incurred for specific anticipated contracts to reduce customer delivery lead times.
The company recorded write-downs of commercial business inventory at Space Systems for which its cost exceeded net realizable value of $43 million during the year ended December 31, 2023. In addition, the company recognized a $45 million reduction of inventoried costs related to the B-21 program at Aeronautics Systems during the year ended December 31, 2023.

NORTHROP GRUMMAN CORPORATION

6. INCOME TAXES
Federal and foreign income tax expense consisted of the following:

	Year Ended December 31
$ in millions	2024	2023	2022
Federal income tax expense:
Current	$628	$949	$1,289
Deferred	204	(670)	(353)
Total federal income tax expense	832	279	936
Foreign income tax expense:
Current	13	15	3
Deferred	(3)	(4)	1
Total foreign income tax expense	10	11	4
Total federal and foreign income tax expense	$842	$290	$940
Earnings before income taxes associated with the company’s foreign operations are not material in the periods presented.
Income tax expense differs from the amount computed by multiplying earnings before income taxes by the statutory federal income tax rate due to the following:

	Year Ended December 31
$ in millions	2024		2023		2022
Income tax expense at statutory rate	$1,053	21.0%	$493	21.0%	$1,226	21.0%
Research credit	(361)	(7.2)	(210)	(8.9)	(177)	(3.0)
Foreign derived intangible income	13	0.3	(63)	(2.7)	(66)	(1.1)
Settlements with taxing authorities	—	—	(1)	—	(86)	(1.5)
Net interest expense	145	2.9	69	2.9	22	0.4
Other, net	(8)	(0.2)	2	0.1	21	0.3
Total federal and foreign income taxes	$842	16.8%	$290	12.4%	$940	16.1%
The 2024 ETR increased to 16.8 percent from 12.4 percent in 2023 primarily due to the impact of the prior year B-21 charge and the MTM adjustment on our ETR. The 2024 MTM benefit increased the 2024 ETR by 0.4 percentage points, whereas the prior year B-21 charge and MTM expense collectively reduced the 2023 ETR by 3.8 percentage points. The 2024 ETR also reflects a net reduction in tax reserves largely due to a recent federal court decision, partially offset by higher interest expense on unrecognized tax benefits.
The 2023 ETR decreased to 12.4 percent from 16.1 percent in 2022 primarily due to lower earnings before income taxes as a result of the B-21 charge and MTM expense, which collectively reduced the 2023 ETR by 3.8 percentage points. The 2022 MTM benefit increased the 2022 ETR by 1.2 percentage points.
Income tax payments, net of refunds received, were $880 million, $1.2 billion and $1.5 billion for the years ended December 31, 2024, 2023 and 2022, respectively. Taxes receivable, which are included in Prepaid expenses and other current assets in the consolidated statements of financial position, were $517 million and $1.5 billion as of December 31, 2024 and 2023, respectively.
Net interest expense within the company’s federal, foreign and state income tax provisions was $164 million, $62 million, and $29 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The Organization for Economic Co-operation and Development issued Pillar Two model rules for a global minimum tax of 15% effective January 1, 2024. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. Pillar Two had no impact on our 2024 ETR, and we do not currently expect Pillar Two to significantly impact our ETR going forward.

NORTHROP GRUMMAN CORPORATION

Uncertain Tax Positions
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. During the fourth quarter of 2024, the company entered into an agreed RAR for certain matters related to the company’s 2018-2020 federal income tax returns, largely related to our methods of accounting associated with the timing of revenue recognition and related costs under IRC Section 451(b), resulting in a $766 million reduction to our unrecognized tax benefits and an immaterial impact to income tax expense. The matters not addressed by the agreed RAR related to the company’s 2018-2020 federal tax returns are currently under Internal Revenue Service (IRS) examination.
During the second quarter of 2023, the company entered into an agreed RAR for certain matters related to the company’s 2014-2017 federal income tax returns, resulting in a $90 million reduction to our unrecognized tax benefits and an immaterial impact to income tax expense. The matters not addressed by the agreed RAR related to the company’s 2014-2017 federal income tax returns and refund claims related to its 2007-2016 federal tax returns are currently under review by the IRS Appeals Office.
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
The company’s unrecognized tax benefits, excluding accrued interest and penalties of $373 million, $305 million and $216 million as of December 31, 2024, 2023 and 2022, respectively, are presented below:

	December 31
$ in millions	2024	2023	2022
Unrecognized tax benefits at beginning of the year	$1,994	$1,663	$1,630
Additions based on tax positions related to the current year	236	276	262
Additions for tax positions of prior years	90	254	6
Reductions for tax positions of prior years	(106)	(9)	(124)
Settlements with taxing authorities	(766)	(189)	(110)
Other, net	(1)	(1)	(1)
Net change in unrecognized tax benefits	(547)	331	33
Unrecognized tax benefits at end of the year	$1,447	$1,994	$1,663
The 2024 decrease in unrecognized tax benefits was primarily related to the settlement of certain matters related to the company’s methods of accounting associated with the timing of revenue recognition under IRC Section 451(b) as discussed above, partially offset by additional reserves on current year tax positions related to 451(b) (prior to settlement) and research credits. It is reasonably possible that within the next 12 months the company’s unrecognized tax benefits may increase by approximately $100 million.
If the income tax benefits from these tax positions are ultimately realized, $914 million of federal and foreign tax benefits would reduce the company’s ETR.
Inclusive of accrued interest and penalties, the company’s current unrecognized tax benefits of $345 million and $964 million as of December 31, 2024 and 2023, respectively, are included in Other current liabilities in the consolidated statements of financial position.

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
The tax effects of temporary differences and carryforwards that gave rise to year-end deferred federal, state and foreign tax balances, as presented in the consolidated statements of financial position, are as follows:

	December 31
$ in millions	2024	2023
Deferred Tax Assets
Retiree benefits	$—	$115
Capitalized research and experimental expenditures	4,816	3,380
Accrued employee compensation	386	400
Provisions for accrued liabilities	468	509
Inventory	36	279
Stock-based compensation	37	35
Operating lease liabilities	557	575
Tax credits	562	557
Other	241	215
Gross deferred tax assets	7,103	6,065
Less: valuation allowance	(526)	(517)
Net deferred tax assets	6,577	5,548
Deferred Tax Liabilities
Retiree benefits	153	—
Goodwill	534	534
Purchased intangibles	69	83
Property, plant and equipment, net	827	805
Operating lease right-of-use assets	554	563
Contract accounting differences	2,714	2,437
Other	127	106
Deferred tax liabilities	4,978	4,528
Total net deferred tax assets	$1,599	$1,020
Realization of deferred tax assets is primarily dependent on generating sufficient taxable income in future periods. The company believes it is more-likely-than-not our net deferred tax assets will be realized.
At December 31, 2024, the company has available tax credits and unused net operating losses of $627 million and $318 million, respectively, that may be applied against future taxable income. The majority of tax credits and net operating losses expire between 2025 and 2047, however, some may be carried forward indefinitely. Due to the uncertainty of the realization of the tax credits and net operating losses, the company has recorded valuation allowances of $343 million and $42 million, respectively, as of December 31, 2024.
Undistributed Foreign Earnings
As of December 31, 2024, the company has accumulated undistributed earnings generated by our foreign subsidiaries and most have been taxed in the U.S. We intend to indefinitely reinvest these earnings, as well as future earnings from our foreign subsidiaries to fund our international operations. In addition, we expect future U.S. cash generation will be sufficient to meet future U.S. cash needs.

NORTHROP GRUMMAN CORPORATION

7. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
Changes in the carrying amounts of goodwill for the years ended December 31, 2023 and 2024, were as follows:

$ in millions	Aeronautics Systems	Defense Systems	Mission Systems	Space Systems	Total
Balance as of December 31, 2022	$3,467	$4,228	$5,881	$3,940	$17,516
Other (1)	—	1	—	—	1
Balance as of December 31, 2023	$3,467	$4,229	$5,881	$3,940	$17,517
Other (1)	—	(5)	—	—	(5)
Balance as of December 31, 2024	$3,467	$4,224	$5,881	$3,940	$17,512
(1)Other consists primarily of adjustments for foreign currency translation.
At December 31, 2024 and 2023, accumulated goodwill impairment losses totaled $417 million at Aeronautics Systems, $121 million at Space Systems, and $32 million at Defense Systems.
Other Purchased Intangible Assets
Net customer-related and other intangible assets are as follows:

	December 31
$ in millions	2024	2023
Gross customer-related and other intangible assets	$3,371	$3,365
Less accumulated amortization	(3,117)	(3,060)
Net customer-related and other intangible assets	$254	$305
Amortization expense for 2024, 2023 and 2022, was $57 million, $80 million and $197 million, respectively. As of December 31, 2024, the expected future amortization of purchased intangibles for each of the next five years is as follows:

$ in millions
2025	$45
2026	42
2027	31
2028	31
2029	31
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value. See Note 1 for the definitions of these levels and for further information on our financial instruments.

	December 31, 2024				December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Marketable securities	$325	$—	$14	$339	$321	$1	$8	$330
Marketable securities valued using NAV				8				9
Total marketable securities	325	—	14	347	321	1	8	339
Derivatives	—	(11)	—	(11)	—	5	—	5

NORTHROP GRUMMAN CORPORATION

The notional value of the company’s foreign currency forward contracts at December 31, 2024 and 2023 was $399 million and $286 million, respectively. The portion of notional value designated as a cash flow hedge at December 31, 2024 and 2023 was $273 million and $162 million, respectively.
The derivative fair values and related unrealized gains/losses at December 31, 2024 and 2023 were not material.
There were no transfers of financial instruments into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2024 and 2023.
The carrying value of cash and cash equivalents approximates fair value.
9. DEBT
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $2.5 billion. There were no commercial paper borrowings outstanding at December 31, 2024 and December 31, 2023, respectively.
Credit Facility
The company maintains a five-year senior unsecured credit facility in an aggregate principal amount of $2.5 billion (the “2022 Credit Agreement”) that matures in August 2027. The revolving credit facility established under the 2022 Credit Agreement is intended to support the company’s commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for borrowing under the 2022 Credit Agreement. At December 31, 2024, there were no borrowings outstanding under this facility.
The 2022 Credit Agreement contains generally customary terms and conditions, including covenants restricting the company’s ability to sell all or substantially all of its assets, merge or consolidate with another entity or undertake other fundamental changes and incur liens. The company also cannot permit the ratio of its debt to capitalization (as set forth in the credit agreement) to exceed 65 percent. At December 31, 2024, the company was in compliance with all covenants under its credit agreement.
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
We refer to the 2029 Notes, 2033 Notes, 2034 Notes, 2053 Notes and 2054 Notes, together, as the “notes.” Interest on the notes is payable semi-annually in arrears. The notes are generally subject to redemption, in whole or in part, at the company’s discretion at any time, or from time to time, prior to maturity at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed or an applicable “make-whole” amount, plus accrued and unpaid interest.

NORTHROP GRUMMAN CORPORATION

Repayments of Senior Notes
In August 2023, the company repaid $1.05 billion of 3.25 percent unsecured senior notes upon maturity.
Subsequent Event - In January 2025, the company repaid $1.5 billion of 2.93 percent unsecured senior notes upon maturity.
Long-term debt consists of the following:

$ in millions		December 31
		2024	2023
Fixed-rate notes and debentures, maturing in	Interest rate
2025	2.93%	$1,500	$1,500
2026	7.75% - 7.88%	527	527
2027	3.20%	750	750
2028	3.25%	2,000	2,000
2029	4.60%	500	—
2030	4.40%	750	750
2031	7.75%	466	466
2033	4.70%	1,000	1,000
2034	4.90%	850	—
2040	5.05% - 5.15%	800	800
2043	4.75%	950	950
2045	3.85%	600	600
2047	4.03%	2,250	2,250
2050	5.25%	1,000	1,000
2053	4.95%	1,000	1,000
2054	5.20%	1,150	—
Other	Various	264	332
Debt issuance costs		(83)	(69)
Total long-term debt		16,274	13,856
Less: current portion(1)		1,582	70
Long-term debt, net of current portion		$14,692	$13,786
(1) The current portion of long-term debt is recorded in Other current liabilities in the consolidated statements of financial position.
The estimated fair value of long-term debt was $15.3 billion and $13.4 billion as of December 31, 2024 and 2023, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.
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
Total interest payments, net of interest received and capitalized, were $475 million, $437 million and $474 million for the years ended December 31, 2024, 2023 and 2022, respectively. The company capitalized interest expense of $113 million, $95 million and $53 million during the years ended December 31, 2024, 2023 and 2022, respectively.

NORTHROP GRUMMAN CORPORATION

Maturities of long-term debt as of December 31, 2024, are as follows:

$ in millions
Year Ending December 31
2025	$1,582
2026	534
2027	755
2028	2,044
2029	592
Thereafter	10,871
Total principal payments	16,378
Unamortized premium on long-term debt, net of discount	(21)
Debt issuance costs	(83)
Total long-term debt	$16,274
10. INVESTIGATIONS, CLAIMS AND LITIGATION
For over 25 years, the company has worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation, the New York State Department of Health and other federal, state and local governmental authorities, to address environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. We have incurred, and expect to continue to incur, as included in Note 11, substantial remediation costs related to these Bethpage environmental conditions, including potential costs relating to unanticipated developments such as new discoveries of potential contaminants. It is also possible that applicable remediation standards and other requirements to which we are subject may continue to change, and that our costs may increase materially. In 2022, we resolved several disputes and regulatory proceedings concerning the scope and allocation of remediation responsibilities and costs related to this site and we continue remediation consistent with agreements through which those disputes were resolved. The company continues to be involved in other remediation-related disputes, none of which are material individually or in the aggregate. We are also a party to various individual lawsuits and a putative class action in the Eastern District of New York alleging personal injury and property damage related to the legacy Bethpage environmental conditions (the “Bethpage EDNY cases”). The court has stayed the filed individual lawsuits, pending its decision on class certification, which the court will undertake if an ongoing mediation between the parties is unsuccessful. We are also a party, and may become a party, to other lawsuits brought by or against insurance carriers, and by other individual plaintiffs and/or putative classes, as well as other parties. We cannot at this time predict or reasonably estimate the potential outcomes or ranges of possible liability of the Bethpage EDNY cases.
The company received from the U.S. Department of Justice (DOJ) a criminal subpoena on December 9, 2022, and a civil investigative demand (CID) on February 2, 2023, both seeking information regarding financial and cost accounting and controls that appears focused on the interest rate assumptions the company used to determine our U.S. Government Cost Accounting Standards (CAS) pension expense, which we discuss in Note 11 below. The company is engaging with the government and responding to the requests. We cannot at this point predict the outcome of these matters.
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s consolidated financial position as of December 31, 2024, or its annual results of operations and/or cash flows.
11. COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to

NORTHROP GRUMMAN CORPORATION

assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its consolidated financial position as of December 31, 2024, or its annual results of operations and/or cash flows.
In 2019, the Defense Contract Management Agency (DCMA) raised questions about an interest rate assumption used by the company to determine our CAS pension expense. On June 1, 2020, DCMA provided written notice that the assumptions the company used during the period 2013-2019 were potentially noncompliant with CAS. We submitted a formal response on July 31, 2020, which we believed demonstrates the appropriateness of the assumptions used. On November 24, 2020, DCMA replied to the company’s response, disagreeing with our position and requesting additional input, which we provided on February 22, 2021. We subsequently continued to exchange correspondence and engage with DCMA on this matter, including responding to requests for and providing additional information. On February 15, 2024, DCMA sent to the company a Contracting Officer’s determination of noncompliance with CAS, which is an interim, non-final determination, and the parties engaged in discussions. As noted in Note 10 above, the company received from the DOJ a criminal subpoena on December 9, 2022 and a CID on February 2, 2023, both seeking information that appears related to the interest rate assumptions at issue in our discussions with DCMA. The company has responded to requests and expects to continue discussions with the DOJ and DCMA as these matters progress. We cannot at this point predict the outcome of these matters. The sensitivity to changes in interest rate assumptions makes it reasonably possible the outcome of the DCMA matter could have a material adverse effect on our financial position, results of operations and/or cash flows, although we are not currently able to estimate a range of any potential loss.
Environmental Matters
The table below summarizes the amount accrued for environmental remediation costs, management’s estimate of the amount of reasonably possible future costs in excess of accrued costs and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of December 31, 2024 and 2023:

$ in millions	Accrued Costs(1)(2)	Reasonably Possible Future Costs in Excess of Accrued Costs(2)	Deferred Costs(3)
December 31, 2024	$546	$377	$507
December 31, 2023	584	387	518
(1)As of December 31, 2024, $196 million is recorded in Other current liabilities and $350 million is recorded in Other non-current liabilities.
(2)Estimated remediation costs are not discounted to present value. The reasonably possible future costs in excess of accrued costs do not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.
(3)As of December 31, 2024, $186 million is deferred in Prepaid expenses and other current assets and $321 million is deferred in Other non-current assets. These amounts reflect a $26 million increase during the second quarter of 2024 in our estimated recovery of certain environmental remediation costs and are evaluated for recoverability on a routine basis.
Although management cannot predict whether (i) new information gained as our environmental remediation projects progress, (ii) changes in remediation standards or other requirements to which we are subject, or (iii) other changes in facts and circumstances will materially affect the estimated liability accrued, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s consolidated financial position as of December 31, 2024, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At December 31, 2024, there were $484 million of stand-by letters of credit and guarantees and $272 million of surety bonds outstanding.
Indemnifications
The company has provided indemnifications for certain environmental, income tax and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material

NORTHROP GRUMMAN CORPORATION

adverse effect on the company’s consolidated financial position as of December 31, 2024, or its annual results of operations and/or cash flows.
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
U.S. Defined Contribution Plans – The company also sponsors defined contribution plans covering the majority of its employees, including certain employees covered under collective bargaining agreements. Company contributions vary depending on date of hire, with a majority of employees being eligible for employer matching of employee contributions. Based on date of hire, certain employees are eligible to receive a company non-elective contribution or an enhanced matching contribution in lieu of a defined benefit pension plan benefit. The company’s contributions to these defined contribution plans for the years ended December 31, 2024, 2023 and 2022, were $657 million, $634 million and $558 million, respectively.
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
Certain covered employees and dependents are eligible to participate in plans upon retirement if they meet specified age and years of service requirements. The company provides subsidies to reimburse certain retirees for a portion of the cost of individual Medicare-supplemental coverage purchased directly by the retiree through a private insurance exchange. The company has capped the amount of its contributions for substantially all its remaining postretirement medical and life benefit plans. In addition, after January 1, 2005 (or earlier at some businesses), newly hired employees are not eligible for subsidized postretirement medical and life benefits.
Summary Plan Results
The cost to the company of its retirement benefit plans is shown in the following table:

	Year Ended December 31
	Pension Benefits			Medical and Life Benefits
$ in millions	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost (benefit)
Service cost	$239	$236	$367	$4	$5	$9
Interest cost	1,526	1,568	1,136	62	67	47
Expected return on plan assets	(2,197)	(2,098)	(2,641)	(87)	(85)	(110)
Amortization of prior service credit	—	—	—	—	(1)	(1)
Mark-to-market (benefit) expense	(450)	442	(1,262)	7	(20)	30
Other	15	—	—	—	—	—
Net periodic benefit cost (benefit)	$(867)	$148	$(2,400)	$(14)	$(34)	$(25)

NORTHROP GRUMMAN CORPORATION

The table below summarizes the changes in unamortized prior service credit for the years ended December 31, 2022, 2023 and 2024:

$ in millions	Pension Benefits	Medical and Life Benefits	Total
Changes in unamortized prior service credit
Amortization of prior service credit	$—	$1	$1
Tax expense	—	—	—
Decrease (increase) in unamortized prior service credit – 2022	—	1	1
Amortization of prior service credit	—	1	1
Tax expense	—	—	—
Decrease (increase) in unamortized prior service credit – 2023	—	1	1
(Increase) decrease in prior service credit	—	(12)	(12)
Amortization of prior service credit	—	—	—
Tax expense	—	3	3
(Increase) decrease in unamortized prior service credit – 2024	$—	$(9)	$(9)
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

	Pension Benefits		Medical and Life Benefits
$ in millions	2024	2023	2024	2023
Plan Assets
Fair value of plan assets at beginning of year	$30,251	$28,920	$1,274	$1,226
Net gain on plan assets	1,358	3,104	61	146
Employer contributions	96	105	33	34
Participant contributions	6	6	26	27
Benefits paid	(1,942)	(1,894)	(157)	(159)
Other	—	10	—	—
Fair value of plan assets at end of year	29,769	30,251	1,237	1,274
Projected Benefit Obligation
Projected benefit obligation at beginning of year	30,443	29,067	1,246	1,264
Service cost	239	236	4	5
Interest cost	1,526	1,568	62	67
Participant contributions	6	6	26	27
Actuarial (gain) loss	(1,295)	1,447	(19)	42
Benefits paid	(1,942)	(1,894)	(157)	(159)
Other	15	13	(12)	—
Projected benefit obligation at end of year	28,992	30,443	1,150	1,246
Funded status	$777	$(192)	$87	$28
The decrease in the fair value of plan assets for the year ended December 31, 2024 was principally driven by $2.1 billion of benefit payments, partially offset by net returns on plan assets of 4.7 percent. The decrease in our projected benefit obligation for the year ended December 31, 2024, was primarily driven by $2.1 billion of benefit payments and a 58 basis point increase in the discount rate from year end 2023, partially offset by $1.6 billion of interest cost.

NORTHROP GRUMMAN CORPORATION

	Pension Benefits		Medical and Life Benefits
$ in millions	2024	2023	2024	2023
Classification of amounts recognized in the consolidated statements of financial position
Non-current assets	$1,851	$1,042	$333	$289
Current liability	(177)	(178)	(23)	(27)
Non-current liability	(897)	(1,056)	(223)	(234)
The accumulated benefit obligation for all defined benefit pension plans was $28.7 billion and $30.1 billion at December 31, 2024 and 2023, respectively. Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows:

	December 31
$ in millions	2024	2023
Projected benefit obligation	$1,076	$1,152
Accumulated benefit obligation	1,066	1,143
Fair value of plan assets	3	3
Plan Assumptions
On a weighted-average basis, the following assumptions were used to determine benefit obligations at December 31 of each year and net periodic benefit cost for the following year:

	Pension Benefits			Medical and Life Benefits
	2024	2023	2022	2024	2023	2022
Discount rate	5.73%	5.15%	5.54%	5.69%	5.20%	5.57%
Expected long-term return on plan assets	7.50%	7.50%	7.50%	7.08%	7.12%	7.23%
Initial cash balance crediting rate assumed for the next year	4.78%	4.02%	3.96%
Rate to which the cash balance crediting rate is assumed to increase/decrease (the ultimate rate)	4.90%	4.02%	3.88%
Year that the cash balance crediting rate reaches the ultimate rate	2030	2029	2028
Rate of compensation increase	3.00%	3.00%	3.00%
Initial health care cost trend rate assumed for the next year				5.90%	6.20%	6.50%
Rate to which the health care cost trend rate is assumed to decline (the ultimate trend rate)				5.00%	5.00%	5.00%
Year that the health care cost trend rate reaches the ultimate trend rate				2028	2028	2028
Plan Assets and Investment Policy
Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. Liability studies are conducted on a regular basis to provide guidance in setting investment goals with an objective to balance risk. Risk targets are established and monitored against acceptable ranges.
Our investment policies and procedures are designed to ensure the plans’ investments comply with ERISA. Guidelines are established defining permitted investments within each asset class. Derivatives are used for transitioning assets, asset class rebalancing, managing currency risk and for management of fixed-income and alternative investments.

NORTHROP GRUMMAN CORPORATION

For the majority of the plans’ assets, the investment policies require that the asset allocation be maintained within the following ranges as of December 31, 2024:

Asset Allocation Ranges
Cash and cash equivalents	0% - 12%
Global public equities	18% - 38%
Fixed-income securities	35% - 55%
Alternative investments	10% - 30%
Private credit	0% - 15%
The table below provides the fair values of the company’s pension and Voluntary Employees’ Beneficiary Association (VEBA) trust plan assets at December 31, 2024 and 2023, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category. See Note 1 for the definitions of these levels. Certain investments that are measured at fair value using NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy table. The total fair value of these investments is included in the table below to permit reconciliation of the fair value hierarchy to amounts presented in the funded status table. As of December 31, 2024 and 2023, there were no investments expected to be sold at a value materially different than NAV.

	Level 1		Level 2		Level 3		Total
$ in millions	2024	2023	2024	2023	2024	2023	2024	2023
Asset category
Cash and cash equivalents	$223	$85	$751	$830			$974	$915
U.S. equities	1,824	1,712	—	1			1,824	1,713
International equities	1,570	1,506					1,570	1,506
Fixed-income securities
U.S. Treasuries	17	—	3,520	3,890			3,537	3,890
U.S. Government Agency			97	124			97	124
Non-U.S. Government	1	—	282	176			283	176
Corporate debt	79	74	3,664	4,432			3,743	4,506
Asset backed			1,301	436			1,301	436
High yield debt	12	13	20	20			32	33
Bank loans			16	15			16	15
Derivatives and other assets	(55)	64	99	43	$2	$2	46	109
Investments valued using NAV as a practical expedient
U.S. equities							1,486	1,294
International equities							4,071	3,972
Fixed-income funds							3,559	4,057
Hedge funds							32	38
Opportunistic investments							1,816	3,176
Private equity funds							3,521	3,466
Real estate funds							1,860	2,123
Private credit							1,779	—
Payables, net							(541)	(24)
Fair value of plan assets at the end of the year	$3,671	$3,454	$9,750	$9,967	$2	$2	$31,006	$31,525
There were no transfers of plan assets into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2024 and 2023.

NORTHROP GRUMMAN CORPORATION

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
Derivatives and other assets include derivative assets with a fair value of $107 million and $172 million, derivative liabilities with a fair value of $123 million and $101 million, and net notional amounts of $9.2 billion and $4.9 billion, as of December 31, 2024 and 2023, respectively. Derivative instruments may include exchange traded futures contracts, interest rate swaps, options on futures and swaps, currency contracts, total return swaps and credit default swaps. Notional amounts do not quantify risk or represent assets or liabilities of the pension and VEBA trusts, but are used in the calculation of cash settlement under the contracts. Certain derivative financial instruments within the pension trust are subject to master netting agreements with certain counterparties.
Investments in certain equity and fixed-income funds, which include common/collective trust funds, and alternative investments, including hedge funds, opportunistic investments, private equity funds and real estate funds, are valued based on the NAV derived by the investment managers, as a practical expedient, and are described further below.
U.S. and International equities: Generally, redemption periods are daily, monthly or quarterly with a notice requirement less than 90 days. As of December 31, 2024 and 2023, there were no unfunded commitments.
Fixed-income funds: Generally, redemption periods are daily, monthly or quarterly with a notice requirement of two days. As of December 31, 2024 and 2023 there were no unfunded commitments.
Hedge funds: Consist of closed-end funds with a 5-10 year life as well as funds that allow redemption requests subject to the liquidity limitations of the underlying investments. As of December 31, 2024 and 2023, unfunded commitments were $6 million.
Opportunistic investments: Consist of closed-end funds with a 5-10 year life as well as funds that allow redemption requests subject to the liquidity limitations of the underlying investments. As of December 31, 2024 and 2023, unfunded commitments were $1.3 billion and $1.6 billion, respectively.
Private equity funds: The term of each fund is typically 10 or more years and the fund’s investors do not have an option to redeem their interest in the fund. As of December 31, 2024 and 2023, unfunded commitments were $1.6 billion and $1.9 billion, respectively.
Real estate funds: Consist primarily of open-end funds that generally allow investors to redeem their interests in the funds. Certain closed-end real estate funds have terms of 10 or more years. As of December 31, 2024 and 2023, unfunded commitments were $24 million and $28 million, respectively.
Private credit: Consist of closed-end funds with a 5-10 year life as well as funds that allow redemption requests subject to the liquidity limitations of the underlying investments. As of December 31, 2024, unfunded commitments were $721 million.
At December 31, 2024 and 2023, the defined benefit pension trust held $1 million and $0, respectively, of Northrop Grumman common stock. At December 31, 2024 and 2023, the VEBA trust did not hold any Northrop Grumman common stock.

NORTHROP GRUMMAN CORPORATION

Benefit Payments
The following table reflects estimated future benefit payments for the next ten years, based upon the same assumptions used to measure the benefit obligation, and includes expected future employee service, as of December 31, 2024:

$ in millions	Pension Plans	Medical and Life Plans	Total
Year Ending December 31
2025	$2,058	$111	$2,169
2026	2,101	112	2,213
2027	2,138	111	2,249
2028	2,164	109	2,273
2029	2,183	106	2,289
2030 through 2034	10,909	473	11,382
In 2025, the company expects to contribute the required minimum funding of approximately $94 million to its pension plans and approximately $33 million to its medical and life benefit plans. During the year ended December 31, 2024, the company made no discretionary pension contributions.
13. STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Compensation Plans
At December 31, 2024, the company had stock-based compensation awards outstanding under the following shareholder-approved plans: the 2024 Long-Term Incentive Stock Plan (2024 Plan) and the 2011 Long-Term Incentive Stock Plan (2011 Plan), both applicable to employees and non-employee directors, and the 1993 Stock Plan for Non-Employee Directors (1993 SPND).
Employee Plans – On May 15, 2024, the company’s shareholders approved the company’s new 2024 Plan, which replaced the 2011 Plan. The 2024 Plan authorized 5.75 million new shares (less the number of shares subject to any new awards under the 2011 Plan between March 1 and May 15, 2024). Under the terms of the 2024 Plan, in the event outstanding awards under the 2011 Plan expire or terminate without being exercised or paid, as the case may be, such forfeited shares will become available for award under the 2024 Plan and increase the authorization. As of December 31, 2024, 5.8 million shares remain available for issuance under the 2024 Plan.
The 2011 Plan provided for and the 2024 Plan provides for the following equity awards: stock options, stock appreciation rights (SARs) and stock awards. Under the 2011 Plan and 2024 Plan, no SARs have been granted and there are no outstanding stock options. Stock awards include restricted performance stock rights (RPSR) and restricted stock rights (RSR). RPSRs generally vest and are paid following the completion of a three-year performance period, based primarily on achievement of certain performance metrics determined by the Board. RSRs generally vest 100% after three years. Each includes dividend equivalents, which are paid concurrently with the RPSR or RSR. The terms of equity awards granted under the 2011 Plan and 2024 Plan provide for accelerated vesting, and in some instances forfeiture, of all or a portion of an award upon termination of employment.
Non-Employee Director Plans – Awards to non-employee directors are made pursuant to the Northrop Grumman Corporation Equity Grant Program for Non-Employee Directors (the Director Program). The Director Program was amended and restated effective January 1, 2016 (the Amended Director Program). The Director Program was again amended and restated effective May 15, 2024, consistent with the shareholder-approved 2024 Plan (the Restated Director Program). Under the Restated Director Program, each non-employee director is awarded an annual equity grant in the form of Automatic Stock Units, which vest on the one-year anniversary of the annual shareholder meeting. Directors may elect to have all or any portion of their Automatic Stock Units paid on (A) the earlier of (i) the beginning of a specified calendar year after the vesting date or (ii) their separation from service as a member of the Board, or (B) on the vesting date.
Directors also may elect to defer to a later year all or a portion of their remaining cash retainer or committee retainer fees into a stock unit account as Elective Stock Units or in alternative investment options. Elective Stock Units are awarded on a quarterly basis. Directors may elect to have all or a portion of their Elective Stock Units paid on the earlier of (i) the beginning of a specified calendar year or (ii) their separation from service as a member of the Board. Stock units awarded under the Amended Director Program and Restated Director Program are paid out in an equivalent number of shares of Northrop Grumman common stock. Directors are credited with dividend equivalents

NORTHROP GRUMMAN CORPORATION

in connection with the accumulated stock units until the shares of common stock relating to such stock units are issued.
Compensation Expense
Stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 was $101 million, $87 million and $99 million, respectively. The related tax benefits for stock-based compensation for the years ended December 31, 2024, 2023 and 2022 were $15 million, $9 million and $10 million, respectively.
At December 31, 2024, there was $102 million of unrecognized compensation expense related to unvested stock awards granted under the company’s stock-based compensation plans. These amounts are expected to be charged to expense over a weighted-average period of 1.3 years.
Stock Awards
Stock award activity for the years ended December 31, 2022, 2023 and 2024, is presented in the table below. Vested awards do not include any adjustments to reflect the final performance measure for issued shares.

	Stock Awards (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2022	580	$314	1.4
Granted	238	397
Vested	(226)	327
Forfeited	(31)	320
Outstanding at December 31, 2022	561	$344	1.4
Granted	216	478
Vested	(249)	315
Forfeited	(29)	373
Outstanding at December 31, 2023	499	$417	1.3
Granted	238	465
Vested	(221)	366
Forfeited	(47)	450
Outstanding at December 31, 2024	469	$462	1.4
The majority of our stock awards are granted annually during the first quarter.
The grant date fair value of shares issued in settlement of fully vested stock awards was $86 million, $99 million and $93 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Cash Awards
The company grants certain employees cash units (CUs) and cash performance units (CPUs). Depending on actual performance against financial objectives, recipients of CPUs earn between 0 and 200 percent of the original grant. The following table presents the minimum and maximum aggregate payout amounts related to those cash awards granted for the periods presented:

	Year Ended December 31
$ in millions	2024	2023	2022
Minimum aggregate payout amount	$35	$34	$32
Maximum aggregate payout amount	200	192	183
The majority of our cash awards are granted annually during the first quarter. CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based primarily on the achievement of certain performance metrics over a three-year period. At December 31, 2024, there was $120 million of unrecognized compensation expense related to cash awards.

NORTHROP GRUMMAN CORPORATION

14. LEASES
Total Lease Cost
Total lease cost is included in Product and Service costs in the consolidated statement of earnings and comprehensive income and is recorded net of immaterial sublease income. Total lease cost is comprised of the following:

	Year Ended December 31
$ in millions	2024	2023	2022
Operating lease cost	$370	$358	$332
Variable lease cost	49	48	35
Short-term lease cost	51	69	51
Total lease cost	$470	$475	$418
Supplemental Balance Sheet Information
Supplemental operating lease balance sheet information consists of the following:

	Year Ended December 31
$ in millions	2024	2023
Operating lease right-of-use assets	$1,770	$1,818

Other current liabilities	324	300
Operating lease liabilities	1,798	1,892
Total operating lease liabilities	$2,122	$2,192
Other Supplemental Information
Other supplemental operating lease information consists of the following:

	Year Ended December 31
$ in millions	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$373	$341
Right-of-use assets obtained in exchange for new lease liabilities	272	314

Weighted average remaining lease term	10.4 years	11.0 years
Weighted average discount rate	4.0%	3.9%

NORTHROP GRUMMAN CORPORATION

Maturities of Lease Liabilities
Maturities of operating lease liabilities as of December 31, 2024 are as follows:

$ in millions
Year Ending December 31
2025	$388
2026	357
2027	299
2028	258
2029	225
Thereafter	1,091
Total lease payments	2,618
Less: imputed interest	(496)
Present value of operating lease liabilities	$2,122
As of December 31, 2024, we have approximately $498 million in rental commitments for real estate leases that have not yet commenced. These leases are expected to commence in 2025 and 2026 with lease terms of 3 to 20 years.
15. SEGMENT INFORMATION
The company is aligned in four operating sectors, which also comprise our reportable segments: Aeronautics Systems, Defense Systems, Mission Systems and Space Systems. We generally organize our segments based on the nature of products and services offered.
The company’s chief operating decision maker (“CODM”) is the Chair, Chief Executive Officer and President. The CODM is responsible for allocating resources and assessing performance of the consolidated enterprise and operating sectors. The profitability measure the CODM uses to assess segment performance and allocate resources is segment operating income (and related margin rate, calculated as segment operating income divided by sales) by comparing historical, actual, and forecasted amounts on a regular basis.

NORTHROP GRUMMAN CORPORATION

The following table presents sales, operating costs and expenses, and operating income by segment:

	Year Ended December 31
$ in millions	2024	2023	2022
Aeronautics Systems
Sales	$12,030	$10,786	$10,531
Operating costs and expenses:
Product	8,248	8,942	7,161
Service	2,382	2,099	2,042
Intersegment	218	218	212
Aeronautics Systems operating income (loss)	1,182	(473)	1,116
Defense Systems
Sales	8,560	8,289	7,629
Operating costs and expenses:
Product	5,304	4,819	4,163
Service	1,641	1,959	1,985
Intersegment	749	682	700
Defense Systems operating income	866	829	781
Mission Systems
Sales	11,399	10,895	10,396
Operating costs and expenses:
Product	7,000	6,669	6,291
Service	1,805	1,730	1,639
Intersegment	996	887	848
Mission Systems operating income	1,598	1,609	1,618
Space Systems
Sales	11,731	11,873	10,570
Operating costs and expenses:
Product	8,711	8,844	7,664
Service	1,398	1,468	1,404
Intersegment	368	431	424
Space Systems operating income	1,254	1,130	1,078
Intersegment profit eliminations	(356)	(335)	(340)
Total segment operating income	4,544	2,760	4,253
FAS/CAS operating adjustment	40	(82)	(200)
Unallocated corporate expense	(214)	(141)	(452)
Total operating income	$4,370	$2,537	$3,601
Other (expense) income
Interest expense	(621)	(545)	(506)
Non-operating FAS pension benefit	656	530	1,505
Mark-to-market pension and OPB benefit (expense)	443	(422)	1,232
Other, net	168	246	4
Earnings before income taxes	$5,016	$2,346	$5,836
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

NORTHROP GRUMMAN CORPORATION

Disaggregation of Revenue

Sales by Customer Type	Year Ended December 31
	2024		2023		2022
$ in millions	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$10,087	86%	$9,132	87%	$8,930	87%
International(2)	1,678	14%	1,379	13%	1,344	13%
Other customers	22	—%	35	—%	18	—%
Intersegment sales	243		240		239
Aeronautics Systems sales	12,030	100%	10,786	100%	10,531	100%
Defense Systems
U.S. government(1)	6,333	82%	5,946	79%	5,406	79%
International(2)	1,301	17%	1,491	20%	1,358	20%
Other customers	71	1%	76	1%	71	1%
Intersegment sales	855		776		794
Defense Systems sales	8,560	100%	8,289	100%	7,629	100%
Mission Systems
U.S. government(1)	8,322	81%	7,999	81%	7,471	80%
International(2)	1,809	18%	1,757	18%	1,809	19%
Other customers	91	1%	85	1%	101	1%
Intersegment sales	1,177		1,054		1,015
Mission Systems sales	11,399	100%	10,895	100%	10,396	100%
Space Systems
U.S. government(1)	10,694	94%	10,805	95%	9,516	95%
International(2)	212	2%	278	2%	337	3%
Other customers	413	4%	307	3%	241	2%
Intersegment sales	412		483		476
Space Systems sales	11,731	100%	11,873	100%	10,570	100%
Total
U.S. government(1)	35,436	87%	33,882	86%	31,323	86%
International(2)	5,000	12%	4,905	13%	4,848	13%
Other customers	597	1%	503	1%	431	1%
Total Sales	$41,033	100%	$39,290	100%	$36,602	100%
(1)Sales to the U.S. government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. government. Each of the company’s segments derives a substantial percentage of its revenue from the U.S. government.
(2) International sales include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is an international customer. These sales include foreign military sales contracted through the U.S. government.
(3) Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Year Ended December 31
	2024		2023		2022
$ in millions	$	%(1)	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$5,373	46%	$5,235	50%	$5,013	49%
Fixed-price	6,414	54%	5,311	50%	5,279	51%
Intersegment sales	243		240		239
Aeronautics Systems sales	12,030		10,786		10,531
Defense Systems
Cost-type	4,002	52%	3,991	53%	3,516	51%
Fixed-price	3,703	48%	3,522	47%	3,319	49%
Intersegment sales	855		776		794
Defense Systems sales	8,560		8,289		7,629
Mission Systems
Cost-type	4,589	45%	4,116	42%	3,622	39%
Fixed-price	5,633	55%	5,725	58%	5,759	61%
Intersegment sales	1,177		1,054		1,015
Mission Systems sales	11,399		10,895		10,396
Space Systems
Cost-type	7,000	62%	7,637	67%	6,560	65%
Fixed-price	4,319	38%	3,753	33%	3,534	35%
Intersegment sales	412		483		476
Space Systems sales	11,731		11,873		10,570
Total
Cost-type	20,964	51%	20,979	53%	18,711	51%
Fixed-price	20,069	49%	18,311	47%	17,891	49%
Total Sales	$41,033		$39,290		$36,602
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Year Ended December 31
	2024		2023		2022
$ in millions	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
United States(1)	$10,109	86%	$9,167	87%	$8,948	87%
Asia/Pacific	694	6%	607	6%	708	7%
Europe	947	8%	736	7%	585	6%
Other geographic regions(2)	37	—%	36	—%	51	—%
Intersegment sales	243		240		239
Aeronautics Systems sales	12,030		10,786		10,531
Defense Systems
United States(1)	6,404	83%	6,022	80%	5,477	80%
Asia/Pacific	344	4%	419	6%	454	7%
Europe	766	10%	601	8%	477	7%
Other geographic regions(2)	191	3%	471	6%	427	6%
Intersegment sales	855		776		794
Defense Systems sales	8,560		8,289		7,629
Mission Systems
United States(1)	8,413	82%	8,084	82%	7,572	81%
Asia/Pacific	472	5%	460	5%	531	6%
Europe	990	10%	959	10%	977	10%
Other geographic regions(2)	347	3%	338	3%	301	3%
Intersegment sales	1,177		1,054		1,015
Mission Systems sales	11,399		10,895		10,396
Space Systems
United States(1)	11,107	98%	11,112	98%	9,757	97%
Asia/Pacific	42	1%	82	1%	109	1%
Europe	134	1%	159	1%	213	2%
Other geographic regions(2)	36	—%	37	—%	15	—%
Intersegment sales	412		483		476
Space Systems sales	11,731		11,873		10,570
Total
United States(1)	36,033	88%	34,385	88%	31,754	87%
Asia/Pacific	1,552	4%	1,568	4%	1,802	5%
Europe	2,837	7%	2,455	6%	2,252	6%
Other geographic regions(2)	611	1%	882	2%	794	2%
Total Sales	$41,033		$39,290		$36,602
(1)No country other than the United States represents greater than 10% of total company sales.
(2)Other geographic regions are principally comprised of the Middle East.
(3)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Segment Sales
The following table presents sales for each of our reportable segments and total intersegment eliminations:

	Year Ended December 31
$ in millions	2024	2023	2022
Sales
Aeronautics Systems	$12,030	$10,786	$10,531
Defense Systems	8,560	8,289	7,629
Mission Systems	11,399	10,895	10,396
Space Systems	11,731	11,873	10,570
Intersegment eliminations	(2,687)	(2,553)	(2,524)
Total sales	$41,033	$39,290	$36,602
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
The following table presents intersegment sales and operating income:

	Year Ended December 31
$ in millions	2024		2023		2022
	Sales	Operating Income	Sales	Operating Income	Sales	Operating Income
Intersegment sales and operating income
Aeronautics Systems	$243	$25	$240	$22	$239	$27
Defense Systems	855	106	776	94	794	94
Mission Systems	1,177	181	1,054	167	1,015	167
Space Systems	412	44	483	52	476	52
Total	$2,687	$356	$2,553	$335	$2,524	$340
Capital Expenditures and Depreciation and Amortization
The following table presents capital expenditures and depreciation and amortization for each of our reportable segments and for Corporate:

	Year Ended December 31
$ in millions	2024	2023	2022	2024	2023	2022
	Capital Expenditures			Depreciation and Amortization
Aeronautics Systems	$596	$504	$490	$380	$384	$322
Defense Systems	139	164	166	180	184	174
Mission Systems	314	288	248	255	246	242
Space Systems	652	745	473	362	370	323
Corporate(1)	66	74	58	193	154	281
Total	$1,767	$1,775	$1,435	$1,370	$1,338	$1,342
(1)Corporate amounts include the amortization of purchased intangible assets and the additional depreciation expense related to the step-up in fair value of PP&E acquired through business combinations as they are not considered part of management’s evaluation of segment operating performance.
Assets
Our CODM does not use assets by segment to evaluate segment performance or allocate resources. Therefore, we do not disclose assets by segment.

NORTHROP GRUMMAN CORPORATION

16. SUBSEQUENT EVENT
On January 29, 2025, the company entered into a definitive agreement to sell substantially all of the Immersive Mission Solutions (IMS) operating unit of Defense Systems for $327 million in cash. IMS is a provider of mission training and satellite ground network communications software for U.S. government customers. The transaction, which is subject to final government approvals and closing conditions, is expected to be completed mid-year 2025. We expect to recognize an after-tax gain of approximately $150 million when the transaction closes.

NORTHROP GRUMMAN CORPORATION

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chair, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2024, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended December 31, 2024, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
To comply with the requirements of Section 404 of the Sarbanes–Oxley Act of 2002, the company designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the company’s internal control over financial reporting is based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors its internal control over financial reporting, and actions are taken to correct deficiencies as they are identified. Based on its assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2024.
Deloitte & Touche LLP issued an attestation report dated January 29, 2025, concerning the company’s internal control over financial reporting, which is contained in this Annual Report. The company’s consolidated financial statements as of and for the year ended December 31, 2024, have been audited by the independent registered public accounting firm of Deloitte & Touche LLP in accordance with the standards of the Public Company Accounting Oversight Board (United States).

/s/ Kathy J. Warden
Chair, Chief Executive Officer and President

/s/ Kenneth B. Crews
Corporate Vice President and Chief Financial Officer
January 29, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024 of the Company and our report dated January 29, 2025 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
McLean, Virginia
January 29, 2025

CERTAIN TRADING AGREEMENTS
During the quarter ended December 31, 2024 none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

NORTHROP GRUMMAN CORPORATION

PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS
Information about our Directors will be incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the company’s fiscal year.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers as of January 29, 2025, are listed below, along with their ages on that date, positions and offices held with the company, and principal occupations and employment, focused primarily on the past five years.

Name	Age	Office Held	Since	Recent Business Experience
Kathy J. Warden	53	Chair, Chief Executive Officer and President	2019
Kenneth B. Crews	43	Corporate Vice President and Chief Financial Officer	2024	Vice President and Chief Financial Officer, Space Systems Sector (2023-2024); Vice President and Chief Financial Officer, Mission Systems Sector (2021-2023); Vice President and Chief Financial Officer, Land and Avionics C4ISR Division, Mission Systems Sector (2017-2020)
Benjamin R. Davies	47	Corporate Vice President and President, Defense Systems Sector	2024	Vice President and General Manager, Strategic Deterrent Systems Division, Space Systems Sector (2023-2024); Vice President and General Manager, Networked Information Solutions Division, Mission Systems Sector (2021-2023); Vice President and General Manager, B-2 Program, Aeronautics Systems Sector (2019-2021)
Robert J. Fleming	52	Corporate Vice President and President, Space Systems Sector	2023	Vice President and General Manager, Strategic Space Systems Division, Space Systems Sector (2021-2023); Vice President, Business Development and Strategy, Space Systems Sector (2020-2021); Vice President, Space Programs, Strategic Force Programs, Mission Systems Sector (2019-2020)
Michael A. Hardesty	53	Corporate Vice President, Controller, and Chief Accounting Officer	2013
Thomas H. Jones	58	Corporate Vice President and President, Aeronautics Systems Sector	2021	Vice President and General Manager, Airborne C4ISR Division, Mission Systems Sector (2017-2020)
Roshan S. Roeder	45	Corporate Vice President and President, Mission Systems Sector	2024	Corporate Vice President and President, Defense Systems Sector (2022-2024); Vice President and General Manager, Airborne Multifunction Sensors, Mission Systems Sector (2020-2022); Vice President Program Management, Communications Business Unit, Mission Systems Sector (2018-2020)
Kathryn G. Simpson	61	Corporate Vice President and General Counsel	2023	Vice President, Associate General Counsel, Mission Systems Sector (2021-2023); Vice President, Deputy General Counsel (2012-2021)

NORTHROP GRUMMAN CORPORATION

AUDIT COMMITTEE FINANCIAL EXPERT
The information as to the Audit and Risk Committee and the Audit and Risk Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders.
CODE OF ETHICS
We have adopted Standards of Business Conduct for our employees, including the principal executive officer, principal financial officer and principal accounting officer. The Standards of Business Conduct can be found on our website at www.northropgrumman.com under “Who We Are – Investors – Corporate Governance – Overview – Standards of Business Conduct.” A copy of the Standards of Business Conduct is available to any stockholder who requests it by writing to: Northrop Grumman Corporation, c/o Office of the Secretary, 2980 Fairview Park Drive, Falls Church, VA 22042. We disclose amendments to provisions of our Standards of Business Conduct by posting amendments on our website. Waivers of the provisions of our Standards of Business Conduct that apply to our directors and executive officers are disclosed in a Current Report on Form 8-K.
The website and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report on Form 10-K or other filings with the SEC.
OTHER DISCLOSURES
Other disclosures required by this Item, including with respect to insider trading arrangements and policies, will be incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders.
Item 11. Executive Compensation
Information concerning Executive Compensation required by this Item 11, including information concerning Compensation Committee Interlocks and Insider Participation and the Compensation Committee Report, will be incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information as to Securities Authorized for Issuance Under Equity Compensation Plans and Security Ownership of Certain Beneficial Owners and Management will be incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders.
For a description of securities authorized under our equity compensation plans, see Note 13 to the consolidated financial statements.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information as to Certain Relationships and Related Transactions and Director Independence will be incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
The information as to Principal Accountant Fees and Services will be incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders.

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

3(a)	Restated Certificate of Incorporation of Northrop Grumman Corporation, dated May 15, 2024 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 16, 2024, File No. 001-16411)

3(b)	Amended and Restated Bylaws of Northrop Grumman Corporation dated May 17, 2023 (incorporated by reference to Exhibit 3.2 to Form 8-K filed May 19, 2023, File No. 001-16411)

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

4(xx)
Twelfth Supplemental Indenture, dated as of January 31, 2024, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 31, 2024, File No. 001-16411)

4(yy)	Form of 4.600% Senior Note due 2029 (incorporated by reference to Exhibit A included in Exhibit 4.1 to Form 8-K filed January 31, 2024, File No. 001-16411)

4(zz)	Form of 4.900% Senior Note due 2034 (incorporated by reference to Exhibit B included in Exhibit 4.1 to Form 8-K filed January 31, 2024, File No. 001-16411)

4(aaa)	Form of 5.200% Senior Note due 2054 (incorporated by reference to Exhibit C included in Exhibit 4.1 to Form 8-K filed January 31, 2024, File No. 001-16411)

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
2023 Restricted Performance Stock Rights Grant Agreement Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2023, filed April 26, 2023, File No. 001-16411)

(viii)
Special 2023 Restricted Stock Rights Grant Agreement Granted to Roshan Roeder Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10(f)(viii) to Form 10-K for the year ended December 31, 2023, filed January 25, 2024, File No. 001-16411)

(ix)
2024 Restricted Stock Rights Grant Agreement Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2024, filed April 25, 2024, File No. 001-16411)

(x)
2024 Restricted Performance Stock Rights Grant Agreement Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2024, filed April 25, 2024, File No. 001-16411)

‘+10(g)
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

‘+10(h)	Northrop Grumman 2024 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 16, 2024, File No. 001-16411)

(i)
Northrop Grumman Corporation Equity Grant Program for Non-Employee Directors under the Northrop Grumman 2024 Long-Term Incentive Stock Plan, Amended and Restated effective May 15, 2024 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2024, filed July 25, 2024, File No. 001-16411)

‘+10(i)
Northrop Grumman Supplemental Plan 2 (Amended and Restated Effective as of January 1, 2014) (incorporated by reference to Exhibit 10(l) to Form 10-K for the year ended December 31, 2013, Filed February 3, 2014, File No. 001-16411)

(i)
Appendix B to the Northrop Grumman Supplemental Plan 2: ERISA Supplemental Program 2 (Amended and Restated Effective as of January 1, 2014) (incorporated by reference to Exhibit 10(l)(i) to Form 10-K for the year ended December 31, 2013, filed February 3, 2014, File No. 001-16411)

(ii)
Appendix I to the Northrop Grumman Supplemental Plan 2: Officers Supplemental Executive Retirement Program II (Amended and Restated January 1, 2014) (incorporated by reference to Exhibit 10(k)(iv) to Form 10-K for the year ended December 31, 2015, filed February 1, 2016, File No. 001-16411)

NORTHROP GRUMMAN CORPORATION

(iii)
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
Non-Employee Director Compensation Term Sheet, effective May 15, 2024 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2024, filed July 25, 2024, File No. 001-16411)

‘+10(l)
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
Northrop Grumman 2006 Annual Incentive Plan and Incentive Compensation Plan, as amended and restated effective January 1, 2024 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2024, filed April 25, 2024, File No. 001-16411)

‘+10(o)
Northrop Grumman Savings Excess Plan (Amended and Restated Effective as of July 1, 2023) (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2023, filed July 26, 2023, File No. 001-16411)

‘+10(p)
Northrop Grumman Officers Retirement Account Contribution Plan (Amended and Restated Effective as of January 1, 2019) (incorporated by reference to Exhibit 10(v) to Form 10-K for the year ended December 31, 2018, filed January 31, 2019, File No. 001-16411)

‘+10(q)
Executive Basic Life Insurance and Accidental Death and Dismemberment Insurance Policy dated January 1, 2019 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2019, filed April 24, 2019, File No. 001-16411)

‘+10(r)
Executive Long-Term Disability Insurance Policy dated January 1, 2019 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2019, filed April 24, 2019, File No. 001-16411)

‘*+10(s)	Executive Supplemental Individual Disability Insurance Plan dated June 10, 2022

‘*+10(t)	Group Personal Excess Liability Policy effective as of January 1, 2024

‘+10(u)
Letter dated February 3, 2020 from Northrop Grumman Corporation to David Keffer regarding compensation effective February 17, 2020 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2020, filed April 29, 2020, File No. 001-16411)

*19	Insider Trading Policy and Procedure regarding Securities Trading for Designated Persons

*21	Subsidiaries

*23	Consent of Independent Registered Public Accounting Firm

*24	Power of Attorney

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Kenneth B. Crews pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Kenneth B. Crews pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NORTHROP GRUMMAN CORPORATION

97
Northrop Grumman Policy Regarding the Recoupment of Certain Incentive Compensation Payments (incorporated by reference to Exhibit 97 to Form 10-K for the year ended December 31, 2023, filed January 25, 2024, File No. 001-16411)

*101
Northrop Grumman Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted as inline XBRL (Extensible Business Reporting Language); (i) the Cover Page, (ii) Cybersecurity (iii) the Consolidated Statements of Earnings and Comprehensive Income, (iii) Consolidated Statements of Financial Position, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity (vi) Notes to Consolidated Financial Statements, and (vii) Certain Trading Agreements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement

*	Filed with this Report

**	Furnished with this Report
Item 16. Form 10-K Summary
None.

NORTHROP GRUMMAN CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of January 2025.

NORTHROP GRUMMAN CORPORATION

By:	/s/ Michael A. Hardesty
Michael A. Hardesty
Corporate Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this the 29th day of January 2025, by the following persons and in the capacities indicated.

Signature	Title

Kathy J. Warden*	Chair, Chief Executive Officer and President (Principal Executive Officer), and Director

Kenneth B. Crews*	Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

Michael A. Hardesty	Corporate Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

David P. Abney*	Director

Marianne C. Brown*	Director

Ann M. Fudge*	Director

Madeleine A. Kleiner*	Director

Arvind Krishna*	Director

Graham N. Robinson*	Director

Kimberly A. Ross*	Director

Gary Roughead*	Director

Thomas M. Schoewe*	Director

James S. Turley*	Director

Mark A. Welsh III*	Director

Mary A. Winston*	Director

*By:	/s/ Jennifer C. McGarey
Jennifer C. McGarey
Corporate Vice President and Secretary
Attorney-in-Fact
pursuant to a power of attorney