Form 10-Q
period 2025-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2025-04-22
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
As of April 17, 2025, 143,928,185 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2025	2024
Sales
Product	$7,521	$8,102
Service	1,947	2,031
Total sales	9,468	10,133
Operating costs and expenses
Product	6,366	6,411
Service	1,522	1,589
General and administrative expenses	1,007	1,062
Total operating costs and expenses	8,895	9,062
Operating income	573	1,071
Other (expense) income
Interest expense	(156)	(146)
Non-operating FAS pension benefit	130	168
Other, net	31	38
Earnings before income taxes	578	1,131
Federal and foreign income tax expense	97	187
Net earnings	$481	$944

Basic earnings per share	$3.33	$6.34
Weighted-average common shares outstanding, in millions	144.6	148.9
Diluted earnings per share	$3.32	$6.32
Weighted-average diluted shares outstanding, in millions	144.9	149.3

Net earnings (from above)	$481	$944
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	2	1
Change in other, net	8	(16)
Other comprehensive income (loss), net of tax	10	(15)
Comprehensive income	$491	$929
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,685	$4,353
Accounts receivable, net	1,805	1,272
Unbilled receivables, net	6,857	5,908
Inventoried costs, net	1,578	1,455
Prepaid expenses and other current assets	1,342	1,286
Total current assets	13,267	14,274
Property, plant and equipment, net of accumulated depreciation of $8,998 for 2025 and $8,733 for 2024	10,522	10,536
Operating lease right-of-use assets	1,826	1,770
Goodwill	17,434	17,512
Intangible assets, net	242	254
Deferred tax assets	1,633	1,599
Pension and other postretirement benefit plan assets	2,285	2,184
Other non-current assets	1,259	1,230
Total assets	$48,468	$49,359

Liabilities
Trade accounts payable	$2,501	$2,599
Accrued employee compensation	1,598	2,271
Advance payments and billings in excess of costs incurred	3,710	4,070
Other current liabilities	6,160	5,188
Total current liabilities	13,969	14,128
Long-term debt, net of current portion of $605 for 2025 and $1,582 for 2024	14,167	14,692
Pension and other postretirement benefit plan liabilities	1,115	1,120
Operating lease liabilities	1,854	1,798
Other non-current liabilities	2,379	2,331
Total liabilities	33,484	34,069

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2025—144,071,022 and 2024—144,952,026	144	145
Paid-in capital	—	—
Retained earnings	14,982	15,297
Accumulated other comprehensive loss	(142)	(152)
Total shareholders’ equity	14,984	15,290
Total liabilities and shareholders’ equity	$48,468	$49,359
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
$ in millions	2025	2024
Operating activities
Net earnings	$481	$944
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	337	299
Stock-based compensation	20	20
Deferred income taxes	(34)	(103)
B-21 loss provision	477	—
Net periodic pension and OPB income	(81)	(113)
Pension and OPB contributions	(28)	(36)
Changes in assets and liabilities:
Accounts receivable, net	(542)	(378)
Unbilled receivables, net	(1,069)	(757)
Inventoried costs, net	(125)	(262)
Prepaid expenses and other assets	(42)	49
Accounts payable and other liabilities	(1,014)	(581)
Income taxes payable, net	58	219
Other, net	(3)	(7)
Net cash used in operating activities	(1,565)	(706)

Investing activities
Capital expenditures	(256)	(270)
Other, net	4	1
Net cash used in investing activities	(252)	(269)

Financing activities
Net proceeds from issuance of long-term debt	—	2,495
Payments of long-term debt	(1,500)	—
Net borrowings on commercial paper	1,474	—
Common stock repurchases	(480)	(1,190)
Cash dividends paid	(302)	(283)
Payments of employee taxes withheld from share-based awards	(38)	(55)
Other, net	(5)	(40)
Net cash (used in) provided by financing activities	(851)	927
Decrease in cash and cash equivalents	(2,668)	(48)
Cash and cash equivalents, beginning of year	4,353	3,109
Cash and cash equivalents, end of period	$1,685	$3,061
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2025	2024
Common stock
Beginning of period	$145	$150
Common stock repurchased	(1)	(2)
End of period	144	148
Paid-in capital
Beginning of period	—	—
End of period	—	—
Retained earnings
Beginning of period	15,297	14,773
Common stock repurchased	(481)	(1,186)
Net earnings	481	944
Dividends declared	(299)	(279)
Stock compensation	(16)	(34)
End of period	14,982	14,218
Accumulated other comprehensive loss
Beginning of period	(152)	(128)
Other comprehensive income (loss), net of tax	10	(15)
End of period	(142)	(143)
Total shareholders’ equity	$14,984	$14,223
Cash dividends declared per share	$2.06	$1.87
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Effective July 1, 2024, the company realigned the Strategic Deterrent Systems (SDS) division, which includes the Ground-Based Strategic Deterrent (“Sentinel”) program, from Space Systems to Defense Systems. Effective January 1, 2025, the company realigned the Strike and Surveillance Aircraft Solutions (SSAS) business unit from Defense Systems to Aeronautics Systems. These realignments are reflected in the financial information contained in this report.
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
Results reported in the financial statements are not necessarily indicative of results that may be expected for the entire year. The financial statements should be read in conjunction with the information contained in the company’s 2024 Annual Report on Form 10-K.
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
B-21 Program
During the fourth quarter of 2023, we recognized a projected loss of $1.56 billion across the five low-rate initial production (LRIP) options on the B-21 program. During the first quarter of 2025, we recognized an additional $477 million loss across the five LRIP options. This additional loss largely relates to higher manufacturing costs

NORTHROP GRUMMAN CORPORATION
primarily resulting from a process change made by the company to enable an accelerated production ramp, as well as increases in the projected cost and quantity of general procurement materials. The additional loss comprises $226 million of unfavorable EAC adjustments on the first and second LRIP lots and a $251 million loss contingency accrual for lots 3-5, which have not yet been exercised. As of March 31, 2025, the remaining loss accrual on the B-21 program totaled $1.7 billion, which is included in Other current liabilities.
Net EAC Adjustments
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended March 31
$ in millions, except per share data	2025	2024
Revenue	$38	$74
Operating income	(100)	94
Net earnings(1)	(79)	74
Diluted earnings per share(1)	(0.55)	0.50
(1)Based on a 21 percent federal statutory tax rate.
EAC adjustments on a single performance obligation can have a significant effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. During the first quarter of 2025, the company recorded a $226 million unfavorable EAC adjustment on the first and second LRIP lots of the B-21 program at Aeronautics Systems, as described above. No EAC adjustments on a single performance obligation had a significant impact on the financial statements during the three months ended March 31, 2024.
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
Company backlog as of March 31, 2025 was $92.8 billion. Of our March 31, 2025 backlog, we expect to recognize approximately 40 percent as revenue over the next 12 months and 65 percent as revenue over the next 24 months, with the remainder to be recognized thereafter.
Contract Assets and Liabilities
For each of the company’s contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Contract assets are equivalent to and reflected as Unbilled receivables in the unaudited condensed consolidated statements of financial position and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Contract liabilities are equivalent to and reflected as Advance payments and billings in excess of costs incurred in the unaudited condensed consolidated statements of financial position. The amount of revenue recognized for each of the three months ended March 31, 2025 and 2024 that was included in the contract liability balances at the beginning of each year was $1.9 billion.
Disaggregation of Revenue
See Note 10 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Property, Plant, and Equipment
Non-cash investing activities for the three months ended March 31, 2025 and 2024 include capital expenditures incurred but not yet paid of $44 million and $63 million, respectively.

NORTHROP GRUMMAN CORPORATION
Pending Divestiture of Training Services Business
On January 29, 2025, the company entered into a definitive agreement to sell substantially all of the Immersive Mission Solutions (IMS) operating unit of Defense Systems for $327 million in cash. IMS is a provider of mission training and satellite ground network communications software for U.S. government customers. The transaction, which is subject to final government approvals and closing conditions, is expected to be completed mid-year 2025. The carrying amounts of the major classes of assets and liabilities of the IMS business were classified as held for sale and included in Prepaid and other current assets and Other current liabilities, respectively, in the condensed consolidated statement of financial position as of March 31, 2025. We expect to recognize an after-tax gain of approximately $150 million when the transaction closes.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows:

$ in millions	March 31, 2025	December 31, 2024
Cumulative translation adjustment	$(138)	$(140)
Other, net	(4)	(12)
Total accumulated other comprehensive loss	$(142)	$(152)
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
On November 4, 2024, the FASB issued ASU No. 2024-03 Disaggregation of Income Statement Expenses (Subtopic 220-40). ASU 2024-03 requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 will be effective for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028 and will be applied on a prospective basis with the option to apply the standard retrospectively. We are evaluating the disclosure impact of ASU 2023-09; however, we do not expect the standard will have a material impact on the company’s consolidated financial position, results of operations and/or cash flows.
Other accounting standards updates adopted and/or issued, but not effective until after March 31, 2025, are not expected to have a material effect on the company’s consolidated financial position, results of operations and/or cash flows.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.3 million shares and 0.4 million shares for the three months ended March 31, 2025 and 2024, respectively.
Share Repurchases
Share Repurchase Programs
On January 24, 2022, the company’s board of directors authorized a share repurchase program of up to $2.0 billion in share repurchases of the company’s common stock (the “2022 Repurchase Program”). Repurchases under the 2022 Repurchase Program commenced in April 2023 and were completed in February 2024.

NORTHROP GRUMMAN CORPORATION
On December 6, 2023, the company’s board of directors authorized a new share repurchase program of up to an additional $2.5 billion in share repurchases of the company’s common stock (the “2023 Repurchase Program”). Repurchases under the 2023 Repurchase Program commenced in February 2024 upon completion of the 2022 Repurchase Program. As of March 31, 2025, repurchases under the 2023 Repurchase Program totaled $1.8 billion; $0.7 billion remained under this share repurchase authorization. By its terms, the 2023 Repurchase Program will expire when we have used all authorized funds for repurchases.
On December 11, 2024, the company’s board of directors authorized a new share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock (the “2024 Repurchase Program”). Repurchases under the 2024 Repurchase Program will commence upon completion of the 2023 Repurchase Program and will expire when we have used all authorized funds for repurchases. As of March 31, 2025, there have been no repurchases under the 2024 Repurchase Program and the company’s total outstanding share repurchase authorization was $3.7 billion.
Accelerated Share Repurchase Agreements
During the first quarter of 2024, the company entered into an accelerated share repurchase (ASR) agreement with Morgan Stanley & Co. LLC (Morgan Stanley) to repurchase $1.0 billion of the company’s common stock as part of the 2022 Repurchase Program. Under the agreement, we made a payment of $1.0 billion to Morgan Stanley and received an initial delivery of 1.8 million shares valued at $800 million that were immediately canceled by the company. The remaining balance of $200 million was settled on May 1, 2024 with a final delivery of 0.4 million shares from Morgan Stanley. The final average purchase price was $455.73 per share.
Share repurchases take place from time to time, subject to market and regulatory conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Three Months Ended March 31
					2025	2024
January 24, 2022	$2,000	4.4	$455.01	February 2024	—	2.1
December 6, 2023	$2,500	3.9	$471.83		1.0	0.1
December 11, 2024	$3,000	—	$—		—	—
(1)Excludes brokerage commissions and other costs of execution, including taxes.
Dividends on Common Stock
In May 2024, the company increased the quarterly common stock dividend 10 percent to $2.06 per share from the previous amount of $1.87 per share.
3.    INVENTORIED COSTS, NET
Inventoried costs, net consist of the following:

$ in millions	March 31, 2025	December 31, 2024
Raw materials	$307	$293
Work in process	1,217	1,118
Finished goods	54	44
Inventoried costs, net	$1,578	$1,455

NORTHROP GRUMMAN CORPORATION
4.    INCOME TAXES

	Three Months Ended March 31
$ in millions	2025	2024
Federal and foreign income tax expense	$97	$187
Effective income tax rate	16.8%	16.5%
The company’s first quarter 2025 effective tax rate (ETR) increased to 16.8 percent from 16.5 percent in the prior year period. The increase in our ETR was driven by interest expense on unrecognized tax benefits and excess tax benefits for employee share-based compensation, partially offset by research credits. The first quarter 2025 ETR includes benefits of $34 million for research credits and $6 million for foreign derived intangible income (FDII), partially offset by $16 million of interest expense on unrecognized tax benefits. The first quarter 2024 ETR included benefits of $44 million for research credits and $15 million for FDII, partially offset by $21 million of interest expense on unrecognized tax benefits.
During the first quarter of 2025, we increased our unrecognized tax benefits by approximately $100 million principally in connection with state apportionment matters and research credits. It is reasonably possible that within the next 12 months the company’s unrecognized tax benefits may increase by approximately $100 million.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. During the fourth quarter of 2024, the company entered into an agreed Revenue Agent’s Report (“RAR”) for certain matters related to the company’s 2018-2020 federal income tax returns, resulting in a $766 million reduction to our unrecognized tax benefits and an immaterial impact to income tax expense. The matters not addressed by the agreed RAR related to the company’s 2018-2020 federal income tax returns are currently under Internal Revenue Service (IRS) examination. Certain matters related to the 2014-2017 federal income tax returns and refund claims related to its 2007-2016 federal tax returns are currently under review by the IRS Appeals Office.
The Organization for Economic Co-operation and Development issued Pillar Two model rules for a global minimum tax of 15% effective January 1, 2024. Pillar Two had no impact on our first quarter 2025 or 2024 ETR, and we do not currently expect Pillar Two to significantly impact our ETR going forward.
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
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	March 31, 2025				December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Marketable securities	$329	$—	$14	$343	$325	$—	$14	$339
Marketable securities valued using NAV				6				8
Total marketable securities	329	—	14	349	325	—	14	347
Derivatives	—	(2)	—	(2)	—	(11)	—	(11)
The notional value of the company’s foreign currency forward contracts at March 31, 2025 and December 31, 2024 was $408 million and $399 million, respectively. The portion of notional value designated as a cash flow hedge at March 31, 2025 and December 31, 2024 was $256 million and $273 million, respectively.

NORTHROP GRUMMAN CORPORATION
The derivative fair values and related unrealized gains/losses at March 31, 2025 and December 31, 2024 were not material.
There were no transfers of financial instruments into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2025.
The carrying value of cash and cash equivalents and commercial paper approximates fair value.
Long-term Debt
The estimated fair value of the company’s long-term debt was $13.9 billion and $15.3 billion as of March 31, 2025 and December 31, 2024, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
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
We refer to the 2029 Notes, 2034 Notes and 2054 Notes together, as the “notes.” Interest on the notes is payable semi-annually in arrears. The notes are generally subject to redemption, in whole or in part, at the company’s discretion at any time, or from time to time, prior to maturity at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed or an applicable “make-whole” amount, plus accrued and unpaid interest.
Repayment of Senior Notes
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

NORTHROP GRUMMAN CORPORATION
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2025, or its annual results of operations and/or cash flows.
7.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of March 31, 2025, or its annual results of operations and/or cash flows.
In 2019, the Defense Contract Management Agency (DCMA) raised questions about an interest rate assumption used by the company to determine our CAS pension expense. On June 1, 2020, DCMA provided written notice that the assumptions the company used during the period 2013-2019 were potentially noncompliant with CAS. We submitted a formal response on July 31, 2020, which we believed demonstrates the appropriateness of the assumptions used. On November 24, 2020, DCMA replied to the company’s response, disagreeing with our position and requesting additional input, which we provided on February 22, 2021. We subsequently continued to exchange correspondence and engage with DCMA on this matter, including responding to requests for and providing additional information. On February 15, 2024, DCMA sent to the company a Contracting Officer’s determination of noncompliance with CAS, which is an interim, non-final determination, and the parties engaged in discussions. In addition, as noted in Note 6 above, the company received from the DOJ a criminal subpoena on December 9, 2022 and a CID on February 2, 2023, both seeking information that appears related to the interest rate assumptions at issue in our discussions with DCMA. The company has responded to requests and expects to continue discussions with the DOJ and DCMA as these matters progress. We cannot at this point predict the outcome of these matters. The sensitivity to changes in interest rate assumptions makes it reasonably possible the outcome of the DCMA matter could have a material adverse effect on our financial position, results of operations and/or cash flows, although we are not currently able to estimate a range of any potential loss.
Environmental Matters
The table below summarizes the amount accrued for environmental remediation costs, management’s estimate of the amount of reasonably possible future costs in excess of accrued costs and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of March 31, 2025 and December 31, 2024:

$ in millions	Accrued Costs(1)(2)	Reasonably Possible Future Costs in Excess of Accrued Costs(2)	Deferred Costs(3)
March 31, 2025	$554	$388	$515
December 31, 2024	546	377	507
(1) As of March 31, 2025, $180 million is recorded in Other current liabilities and $374 million is recorded in Other non-current liabilities.
(2) Estimated remediation costs are not discounted to present value. The reasonably possible future costs in excess of accrued costs do not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.
(3) As of March 31, 2025, $169 million is deferred in Prepaid expenses and other current assets and $346 million is deferred in Other non-current assets. These amounts are evaluated for recoverability on a routine basis.
Although management cannot predict whether (i) new information gained as our environmental remediation projects progress, (ii) changes in remediation standards or other requirements to which we are subject, or (iii) other changes in facts and circumstances will materially affect the estimated liability accrued, we do not anticipate that future

NORTHROP GRUMMAN CORPORATION
remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2025, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At March 31, 2025, there were $565 million of stand-by letters of credit and guarantees and $277 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $2.5 billion. At March 31, 2025, the company had $1.5 billion of outstanding commercial paper borrowings at a weighted-average interest rate of 4.69%, with original maturities of three months or less from the date of issuance. The outstanding balance of commercial paper borrowings is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
Credit Facilities
The company maintains a five-year senior unsecured credit facility in an aggregate principal amount of $2.5 billion (the “2022 Credit Agreement”) that matures in August 2027 and is intended to support the company's commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for borrowing under the 2022 Credit Agreement. At March 31, 2025, there were no borrowings outstanding under this facility; however, the amount available for borrowing was reduced by the $1.5 billion of commercial paper borrowings described above.
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
At March 31, 2025, the company was in compliance with all covenants under its credit agreements.
8.    RETIREMENT BENEFITS
The cost to the company of its pension and other postretirement benefit (OPB) plans is shown in the following table:

	Three Months Ended March 31
	Pension Benefits		OPB
$ in millions	2025	2024	2025	2024
Components of net periodic benefit cost (benefit)
Service cost	$54	$60	$1	$1
Interest cost	403	381	16	15
Expected return on plan assets	(540)	(549)	(21)	(21)
Amortization of prior service credit	—	—	(1)	—
Other	7	—	—	—
Net periodic benefit cost (benefit)	$(76)	$(108)	$(5)	$(5)
Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.

NORTHROP GRUMMAN CORPORATION
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended March 31
$ in millions	2025	2024
Defined benefit pension plans	$18	$25
OPB plans	10	11
Defined contribution plans	229	230
9.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company’s long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Three Months Ended March 31
in millions	2025	2024
RSRs granted	0.1	0.1
RPSRs granted	0.1	0.2
Grant date aggregate fair value	$100	$104
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
Cash Awards
The following table presents the minimum and maximum aggregate payout amounts related to cash units (CUs) and cash performance units (CPUs) granted to employees in the periods presented:

	Three Months Ended March 31
$ in millions	2025	2024
Minimum aggregate payout amount	$35	$35
Maximum aggregate payout amount	198	199
CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based on the achievement of certain performance metrics over a three-year period.

NORTHROP GRUMMAN CORPORATION
10.    SEGMENT INFORMATION
The following table presents sales, operating costs and expenses, and operating income by segment:

	Three Months Ended March 31
$ in millions	2025	2024
Aeronautics Systems
Sales	$2,814	$3,044
Operating costs and expenses:
Product	2,358	2,059
Service	601	649
Intersegment	38	30
Aeronautics Systems operating (loss) income	(183)	306
Defense Systems
Sales	1,805	1,737
Operating costs and expenses:
Product	1,262	1,200
Service	324	345
Intersegment	40	36
Defense Systems operating income	179	156
Mission Systems
Sales	2,807	2,659
Operating costs and expenses:
Product	1,730	1,605
Service	434	446
Intersegment	282	230
Mission Systems operating income	361	378
Space Systems
Sales	2,568	3,149
Operating costs and expenses:
Product	1,829	2,375
Service	362	350
Intersegment	94	94
Space Systems operating income	283	330
Intersegment profit eliminations	(72)	(66)
Total segment operating income	568	1,104
FAS/CAS operating adjustment	63	6
Unallocated corporate expense	(58)	(39)
Total operating income	$573	$1,071
Other (expense) income
Interest expense	(156)	(146)
Non-operating FAS pension benefit	130	168
Other, net	31	38
Earnings before income taxes	$578	$1,131

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

NORTHROP GRUMMAN CORPORATION
Disaggregation of Revenue

Sales by Customer Type	Three Months Ended March 31
	2025		2024
$ in millions	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$2,290	83%	$2,584	86%
International(2)	478	17%	424	14%
Other customers	5	—%	4	—%
Intersegment sales	41		32
Aeronautics Systems sales	2,814		3,044
Defense Systems
U.S. government(1)	1,451	83%	1,455	86%
International(2)	289	16%	219	13%
Other customers	20	1%	21	1%
Intersegment sales	45		42
Defense Systems sales	1,805		1,737
Mission Systems
U.S. government(1)	1,973	80%	1,912	80%
International(2)	475	19%	454	19%
Other customers	24	1%	16	1%
Intersegment sales	335		277
Mission Systems sales	2,807		2,659
Space Systems
U.S. government(1)	2,309	94%	2,893	95%
International(2)	44	2%	65	2%
Other customers	110	4%	86	3%
Intersegment sales	105		105
Space Systems sales	2,568		3,149
Total
U.S. government(1)	8,023	84%	8,844	87%
International(2)	1,286	14%	1,162	12%
Other customers	159	2%	127	1%
Total Sales	$9,468		$10,133
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
(3) Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended March 31
	2025		2024
$ in millions	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$1,339	48%	$1,344	45%
Fixed-price	1,434	52%	1,668	55%
Intersegment sales	41		32
Aeronautics Systems sales	2,814		3,044
Defense Systems
Cost-type	965	55%	911	54%
Fixed-price	795	45%	784	46%
Intersegment sales	45		42
Defense Systems sales	1,805		1,737
Mission Systems
Cost-type	1,163	47%	1,067	45%
Fixed-price	1,309	53%	1,315	55%
Intersegment sales	335		277
Mission Systems sales	2,807		2,659
Space Systems
Cost-type	1,540	63%	1,875	62%
Fixed-price	923	37%	1,169	38%
Intersegment sales	105		105
Space Systems sales	2,568		3,149
Total
Cost-type	5,007	53%	5,197	51%
Fixed-price	4,461	47%	4,936	49%
Total Sales	$9,468		$10,133
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Three Months Ended March 31
	2025		2024
$ in millions	$	%(3)	$	%(3)
Aeronautics Systems
United States(1)	$2,295	83%	$2,588	86%
Asia/Pacific	200	7%	170	6%
Europe	269	10%	247	8%
Other geographic regions(2)	9	—%	7	—%
Intersegment sales	41		32
Aeronautics Systems sales	2,814		3,044
Defense Systems
United States(1)	1,471	84%	1,476	87%
Asia/Pacific	81	5%	50	3%
Europe	170	9%	132	8%
Other geographic regions(2)	38	2%	37	2%
Intersegment sales	45		42
Defense Systems sales	1,805		1,737
Mission Systems
United States(1)	1,997	81%	1,928	81%
Asia/Pacific	128	5%	126	5%
Europe	239	10%	255	11%
Other geographic regions(2)	108	4%	73	3%
Intersegment sales	335		277
Mission Systems sales	2,807		2,659
Space Systems
United States(1)	2,419	98%	2,979	98%
Asia/Pacific	8	—%	13	—%
Europe	26	2%	42	2%
Other geographic regions(2)	10	—%	10	—%
Intersegment sales	105		105
Space Systems sales	2,568		3,149
Total
United States(1)	8,182	86%	8,971	88%
Asia/Pacific	417	4%	359	4%
Europe	704	8%	676	7%
Other geographic regions(2)	165	2%	127	1%
Total Sales	$9,468		$10,133
(1)No country other than the United States represents greater than 10% of total company sales.
(2)Other geographic regions are principally comprised of the Middle East.
(3)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION
Capital Expenditures and Depreciation and Amortization
The following table presents capital expenditures and depreciation and amortization for each of our reportable segments and for Corporate:

	Three Months Ended March 31
$ in millions	2025	2024
Capital Expenditures
Aeronautics Systems	$79	$84
Defense Systems	12	8
Mission Systems	39	43
Space Systems	110	127
Corporate (1)	16	8
Total	$256	$270
Depreciation and Amortization
Aeronautics Systems	$89	$75
Defense Systems	43	42
Mission Systems	67	62
Space Systems	79	79
Corporate (1)	59	41
Total	$337	$299
(1)Corporate amounts include the amortization of purchased intangible assets and the additional depreciation expense related to the step-up in fair value of PP&E acquired through business combinations as they are not considered part of management’s evaluation of segment operating performance.
Assets
Our chief operating decision maker (“CODM”) does not use assets by segment to evaluate segment performance or allocate resources. Therefore, we do not disclose assets by segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of March 31, 2025, and the related condensed consolidated statements of earnings and comprehensive income, cash flows, and changes in shareholders’ equity for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2024, and the related consolidated statements of earnings and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 29, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2024, is fairly stated, in all material respects, in relation to the audited consolidated statement of financial position from which it has been derived.
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
April 21, 2025

NORTHROP GRUMMAN CORPORATION
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global aerospace and defense technology company. We deliver a broad range of products, services and solutions to U.S. and international customers, and principally to the U.S Department of Defense (“DoD”) and intelligence community. Our broad portfolio is aligned to support national security priorities and our solutions equip our customers with capabilities they need to connect, protect and advance humanity.
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
The following discussion should be read along with the financial statements included in this Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources,” “Quantitative and Qualitative Disclosures About Market Risks” and “Risk Factors” in our 2024 Annual Report on Form 10-K, which provides additional information on our business, the environment in which we operate and our operating results.
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
Global Economic Environment
Over the past several years, the global economic environment has experienced extraordinary challenges, including inflationary pressures; widespread delays and disruptions in supply chains; business slowdowns or shutdowns; workforce challenges and labor shortfalls; and market volatility. These macroeconomic factors can and have contributed, and could continue to contribute, to increased costs, delays, disruptions and other performance challenges, as well as increased competing demands for limited resources to address such increased costs and other challenges, for our company, our suppliers and partners, and our customers. We continue to work to address challenges caused by the macroeconomic environment on our business. We have seen positive progress in the supply chain as on-time deliveries and quality have improved. In remaining areas of pressure, we are proactively working with our suppliers to help meet our contract commitments.
In addition, an overall increase in interest rates in recent years has raised the cost of borrowing for governments, and if rates further increase, it could impact government spending priorities (in the U.S. and allied countries, in

NORTHROP GRUMMAN CORPORATION
particular), including their demand for defense products. Economic tensions and changes in international trade policies, including, for example, the recent widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials, actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), could also further impact the global market for defense products, services and solutions. The full impact of these governmental actions on macroeconomic conditions and on our business is uncertain, difficult to predict and depends on a number of factors, including the extent and duration of tariffs, any reversal or temporary suspension of announced tariffs, the availability of exemptions, changes in the amount and scope of tariffs, the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies, and possible resulting general inflationary pressures in the global economy. We are currently evaluating the potential impact on our business, suppliers and customers, but do not believe that the tariffs in effect at this time will have a material adverse effect on our business.
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
On March 15, 2025, the Full-Year Continuing Appropriations and Extensions Act, 2025 was enacted to continue funding the government through the remainder of FY 2025. The full-year continuing resolution generally maintains FY 2024 funding levels, but includes an increase of $6 billion in defense spending and a decrease of $13 billion in non-defense spending compared to FY 2024 funding levels. Government operations under the full-year continuing resolution could have potential impacts on our programs and new starts, in particular. However, the full-year continuing resolution also provides the DoD with significant flexibility to allocate and spend funds, including authority to initiate new programs if certain requirements are met.
The current Presidential Administration (the Administration) has issued numerous executive orders, including orders that direct executive departments and agencies to put in place a regulatory freeze on pending rules, to effectuate the repeal of any regulation that an agency determines is unlawful and to reform the DoD defense acquisition process. Some of the Administration’s executive orders are subject to ongoing court challenges. Implementation of executive orders could adversely affect our business or create a more challenging or costly regulatory, operating and economic environment. For example, on April 9, 2025, the President signed an executive order entitled Modernizing Defense Acquisitions and Spurring Innovation in the Defense Industrial Base. The executive order directs the Secretary of Defense to submit, within 60 days of the issuance of the executive order, a plan for expediting DoD acquisitions that relies on existing authorities. The plan, among other things, should include a first preference for commercial solutions and a general preference for Other Transaction Authority procurements. In addition, the executive order directs the DoD to review all major defense acquisition programs (MDAP). Any program that is more than 15% behind schedule or over cost based on the current Acquisition Program Baseline, unable to meet key performance parameters, or unaligned with the Secretary of Defense’s mission priorities will be considered for potential cancellation. Implementation of this executive order, including changes in DoD priorities or regulations and results of the MDAP review, could lead to contract cancellations, disruptions and/or stop work orders, which could have a material adverse effect on our financial position, results of operations and/or cash flows.
In light of the ongoing conflicts and heightened global instability as well as political tensions and related legal challenges, we expect continued uncertainty in the U.S. political, budget and regulatory environment. Initiatives to reduce governmental spending, federal budget and debt ceiling action, and U.S. government policy positions, including trade policy, potential tax reform and DoD policies or priorities, could materially impact defense spending broadly and the company’s programs in particular.
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
During the fourth quarter of 2023, we recognized a projected loss of $1.56 billion across the five LRIP options. During the first quarter of 2025, we reviewed our estimated profitability on the program and recognized an additional $477 million loss across the five LRIP options. This additional loss largely relates to higher manufacturing costs primarily resulting from a process change made by the company to enable an accelerated production ramp, as well as increases in the projected cost and quantity of general procurement materials.
The company’s first quarter 2025 results reflect our current best estimate of cost to complete the LRIP and NTE aircraft, as well as the outcome of ongoing discussions with our suppliers and our customer. If our estimated cost to complete the aircraft changes or our assumptions regarding contract performance, quantities, supplier negotiations, or funding to mitigate the impact of macroeconomic disruptions are resolved more or less favorably than what we have estimated, our financial position, results of operations and/or cash flows could be materially affected.
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
During the first quarter of 2025, we reviewed our estimated profitability on the Sentinel program and made no significant changes. The Sentinel EAC incorporates our best estimate of costs to complete the restructured EMD effort; however, if the outcome is more or less favorable than what we have estimated, our financial position, results of operations and/or cash flows could be materially affected.
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended March 31		%
$ in millions, except per share amounts	2025	2024	Change
Sales	$9,468	$10,133	(7)%
Operating costs and expenses	8,895	9,062	(2)%
Operating costs and expenses as a % of sales	93.9%	89.4%
Operating income	573	1,071	(46)%
Operating margin rate	6.1%	10.6%
Federal and foreign income tax expense	97	187	(48)%
Effective income tax rate	16.8%	16.5%
Net earnings	481	944	(49)%
Diluted earnings per share	$3.32	$6.32	(47)%

NORTHROP GRUMMAN CORPORATION
Sales
First quarter 2025 sales decreased $665 million, or 7 percent, driven by lower sales at Space Systems due, in part, to the wind-down of work on certain Space programs, as discussed in our segment operating results below, and lower sales at Aeronautics Systems. These decreases were partially offset by higher sales at Mission Systems and Defense Systems.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 10 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income and Margin Rate
First quarter 2025 operating income decreased $498 million, or 46 percent, primarily due to a $477 million loss provision on the B-21 program at Aeronautics Systems and lower operating income at Space Systems and Mission Systems, partially offset by higher operating income at Defense Systems and a $57 million increase in the FAS/CAS operating adjustment. Operating margin rate declined to 6.1 percent from 10.6 percent primarily due to the B-21 loss provision and a lower operating margin rate at Mission Systems, partially offset by higher operating margin rates at Defense Systems and Space Systems and a $57 million increase in the FAS/CAS operating adjustment.
First quarter 2025 G&A costs as a percentage of sales of 10.6 percent was comparable with the prior year period.
See “Segment Operating Results” below for further information by segment. For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
The first quarter 2025 ETR increased to 16.8 percent from 16.5 percent in the prior year period. The increase in our ETR was driven by interest expense on unrecognized tax benefits and excess tax benefits for employee share-based compensation, partially offset by research credits.
See Note 4 to the financial statements for additional information.
Net Earnings
First quarter 2025 net earnings decreased $463 million, or 49 percent, primarily due to the B-21 loss provision described above as well as a $38 million reduction in the non-operating FAS pension benefit and higher interest expense, partially offset by a $90 million decrease in income tax expense.
Diluted Earnings Per Share
First quarter 2025 diluted earnings per share decreased 47 percent, reflecting a 49 percent decrease in net earnings and a 3 percent reduction in weighted-average diluted shares outstanding.
SEGMENT OPERATING RESULTS
Basis of Presentation
The company is aligned in four operating sectors, which also comprise our reportable segments: Aeronautics Systems, Defense Systems, Mission Systems and Space Systems.
Effective July 1, 2024, the company realigned the SDS division, which includes the Sentinel program, from Space Systems to Defense Systems. Effective January 1, 2025, the company realigned the SSAS business unit from Defense Systems to Aeronautics Systems. These realignments are reflected in the financial information contained in this report.
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

	Three Months Ended March 31		%
$ in millions	2025	2024	Change
Operating income	$573	$1,071	(46)%
Operating margin rate	6.1%	10.6%
Reconciliation to segment operating income:
CAS pension expense	(117)	(66)	77%
FAS pension service expense	54	60	(10)%
FAS/CAS operating adjustment	(63)	(6)	950%
Intangible asset amortization and PP&E step-up depreciation	21	25	(16)%
Other unallocated corporate expense	37	14	164%
Unallocated corporate expense	58	39	49%
Segment operating income	$568	$1,104	(49)%
Segment operating margin rate	6.0%	10.9%
First quarter 2025 segment operating income decreased $536 million, or 49 percent, primarily due to the $477 million B-21 loss provision described above and lower operating income at Space Systems and Mission Systems, partially offset by higher operating income at Defense Systems. Segment operating margin rate decreased to 6.0 percent from 10.9 percent, primarily due to the B-21 loss provision and a lower operating margin rate at Mission Systems, partially offset by higher operating margin rates at Defense Systems and Space Systems.
FAS/CAS Operating Adjustment
The first quarter 2025 FAS/CAS operating adjustment increased primarily due to higher CAS pension expense largely driven by plan asset returns in prior years and changes in certain CAS actuarial assumptions as of December 31, 2024.
Unallocated Corporate Expense
The increase in first quarter 2025 unallocated corporate expense is primarily due to higher deferred state tax expense associated with research and development expenditures and the utilization of state tax credit carryforwards.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on segment operating income and margin rate.
The aggregate favorable and unfavorable EAC adjustments are presented in the table below:

	Three Months Ended March 31
$ in millions	2025	2024
Favorable EAC adjustments	$324	$362
Unfavorable EAC adjustments	(424)	(268)
Net EAC adjustments	$(100)	$94

NORTHROP GRUMMAN CORPORATION
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended March 31
$ in millions	2025	2024
Aeronautics Systems	$(189)	$76
Defense Systems	23	7
Mission Systems	37	16
Space Systems	29	2
Eliminations	—	(7)
Net EAC adjustments	$(100)	$94

AERONAUTICS SYSTEMS	Three Months Ended March 31		%
$ in millions	2025	2024	Change
Sales	$2,814	$3,044	(8)%
Operating (loss) income	(183)	306	NM
Operating margin rate	(6.5)%	10.1%
Sales
First quarter 2025 sales decreased $230 million, or 8 percent, primarily due to lower sales on B-21 and other restricted programs, as well as a decrease in F-35 sustainment volume due, in part, to the timing of materials.
Operating Income
First quarter 2025 operating income decreased $489 million and operating margin rate decreased to (6.5) percent primarily due to the previously described $477 million loss provision on the LRIP phase of the B-21 program, inclusive of a $226 million unfavorable EAC adjustment on the first and second LRIP lots.

DEFENSE SYSTEMS	Three Months Ended March 31		%
$ in millions	2025	2024	Change
Sales	$1,805	$1,737	4%
Operating income	179	156	15%
Operating margin rate	9.9%	9.0%
Sales
First quarter 2025 sales increased $68 million, or 4 percent, primarily due to continued ramp-up on the Sentinel program and higher volume on certain military ammunition programs, partially offset by lower sales on the Stand-in Attack Weapon (SiAW) program.
Operating Income
First quarter 2025 operating income increased $23 million, or 15 percent, due to a higher operating margin rate and higher sales. Operating margin rate increased to 9.9 percent from 9.0 percent primarily due to higher net EAC adjustments.

MISSION SYSTEMS	Three Months Ended March 31		%
$ in millions	2025	2024	Change
Sales	$2,807	$2,659	6%
Operating income	361	378	(4)%
Operating margin rate	12.9%	14.2%
Sales
First quarter 2025 sales increased $148 million, or 6 percent, primarily due to higher sales on the Scalable Agile Beam Radar (SABR) program, ramp-up on electronic warfare self-protection and international ground-based radar

NORTHROP GRUMMAN CORPORATION
programs, and higher volume on marine systems programs. These increases were partially offset by lower volume on restricted advanced microelectronics programs.
Operating Income
First quarter 2025 operating income decreased $17 million, or 4 percent, due to a lower operating margin rate, which more than offset higher sales. Operating margin rate decreased to 12.9 percent from 14.2 percent, primarily due to investments made by the sector in connection with restricted business opportunities and lower volume on restricted advanced microelectronics programs, which more than offset higher net EAC adjustments.

SPACE SYSTEMS	Three Months Ended March 31		%
$ in millions	2025	2024	Change
Sales	$2,568	$3,149	(18)%
Operating income	283	330	(14)%
Operating margin rate	11.0%	10.5%
Sales
First quarter 2025 sales decreased $581 million, or 18 percent, primarily due to wind-down of work on the restricted space and Next Generation Interceptor (NGI) programs, which reduced sales by $228 million, as well as decreases for Commercial Resupply Services (CRS) missions, Space Development Agency (SDA) satellite programs and other restricted space programs.
Operating Income
First quarter 2025 operating income decreased $47 million, or 14 percent, due to lower sales, partially offset by a higher operating margin rate. Operating margin rate increased to 11.0 percent from 10.5 percent principally due to higher net EAC adjustments.

NORTHROP GRUMMAN CORPORATION
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended March 31
$ in millions	2025		2024
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$2,091	$2,358	$2,285	$2,059
Service	682	601	727	649
Intersegment eliminations	41	38	32	30
Total Aeronautics Systems	2,814	2,997	3,044	2,738
Defense Systems
Product	1,405	1,262	1,303	1,200
Service	355	324	392	345
Intersegment eliminations	45	40	42	36
Total Defense Systems	1,805	1,626	1,737	1,581
Mission Systems
Product	1,961	1,730	1,861	1,605
Service	511	434	521	446
Intersegment eliminations	335	282	277	230
Total Mission Systems	2,807	2,446	2,659	2,281
Space Systems
Product	2,064	1,829	2,653	2,375
Service	399	362	391	350
Intersegment eliminations	105	94	105	94
Total Space Systems	2,568	2,285	3,149	2,819
Segment Totals
Total Product	$7,521	$7,179	$8,102	$7,239
Total Service	1,947	1,721	2,031	1,790
Total Segment(1)	$9,468	$8,900	$10,133	$9,029
(1) A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
First quarter 2025 product sales decreased $581 million, or 7 percent, primarily due to the previously disclosed wind-down of work on the restricted space and NGI programs and lower sales for CRS missions, SDA satellite programs and other restricted programs at Space Systems, as well as lower sales on B-21 and other restricted programs at Aeronautics Systems. These decreases were partially offset by ramp-up on Sentinel and higher volume on certain military ammunition programs at Defense Systems as well as higher sales on the SABR program at Mission Systems.
First quarter 2025 product costs decreased $60 million, or 1 percent. The percentage decline in product costs was lower than the percentage decline in product sales largely due to the $477 million B-21 loss provision at Aeronautics Systems.
Service Sales and Costs
First quarter 2025 service sales decreased $84 million, or 4 percent, primarily due to lower restricted sales at Aeronautics Systems, as well as lower volume on the KC-30 program and completion of certain training programs at Defense Systems.
First quarter 2025 service costs decreased $69 million, or 4 percent, consistent with the lower service sales described above.

NORTHROP GRUMMAN CORPORATION
BACKLOG
Backlog consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2025
Aeronautics Systems	$11,718	$13,736	$25,454	$25,202	1%
Defense Systems	8,851	17,695	26,546	26,614	—%
Mission Systems	12,005	5,621	17,626	16,443	7%
Space Systems	7,368	15,803	23,171	23,209	—%
Total backlog	$39,942	$52,855	$92,797	$91,468	1%
First quarter 2025 net awards totaled $10.8 billion, and backlog totaled $92.8 billion. Significant first quarter new awards include $4.6 billion for restricted programs (primarily at Space Systems, Aeronautics Systems and Mission Systems), $1.1 billion for F-35 programs (primarily at Mission Systems and Aeronautics Systems), $0.5 billion for the Integrated Battle Command System (IBCS) program, $0.3 billion for Triton, and $0.3 billion for E-2.
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
At March 31, 2025, we had $1.7 billion in cash and cash equivalents. We expect cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets through our shelf registration with the SEC, if needed, to be sufficient to provide liquidity to the company in the short-term and long-term. The company has a five-year senior unsecured credit facility in an aggregate principal amount of $2.5 billion, and in April 2025, we renewed our one-year $500 million uncommitted credit facility. At March 31, 2025, there were no borrowings outstanding under these credit facilities; however, as of March 31, 2025, we had $1.5 billion in commercial paper outstanding, which reduced the amount available for borrowing under our unsecured credit facility.
IRC Section 174
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Our 2024 cash from operations was reduced by approximately $350 million for federal estimated tax payments we made related to Section 174. In the future, Congress may consider legislation that would defer the amortization requirement to later years, possibly with retroactive effect. In the meantime, we expect to continue to make additional federal tax payments based on the current Section 174 tax law, which we estimate will reduce our 2025 cash from operations by approximately $230 million. The impact of Section 174 on our cash from operations depends on the amount of research and development expenditures incurred by the company and whether the IRS issues guidance on the provision which differs from our current interpretation, among other things.
Cash Flow Measures
In addition to our cash position, we consider various cash flow measures in capital deployment decision-making, including cash provided by operating activities and free cash flow, a non-GAAP measure described in more detail below.

NORTHROP GRUMMAN CORPORATION
Operating Cash Flow
The table below summarizes key components of cash used in operating activities:

	Three Months Ended March 31		%
$ in millions	2025	2024	Change
Net earnings	$481	$944	(49)%
B-21 loss provision	477	—	NM
Non-cash items(1)	242	103	135%
Pension and OPB contributions	(28)	(36)	(22)%
Changes in trade working capital	(2,734)	(1,710)	60%
Other, net	(3)	(7)	(57)%
Net cash used in operating activities	$(1,565)	$(706)	(122)%
(1)Includes depreciation and amortization, stock based compensation expense, deferred income taxes and net periodic pension and OPB income.
First quarter 2025 net cash from operating activities decreased $859 million as compared with the same period in 2024 primarily due to changes in trade working capital largely driven by a comparative increase in vendor payments as well as the timing of billings and collections. The net use of cash during the first quarter is consistent with the company’s historical timing of operating cash flows, which are generally more heavily weighted towards the second half of the year.
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
The table below reconciles net cash used in operating activities to free cash flow:

	Three Months Ended March 31		%
$ in millions	2025	2024	Change
Net cash used in operating activities	$(1,565)	$(706)	(122)%
Capital expenditures	(256)	(270)	(5)%
Free cash flow	$(1,821)	$(976)	(87)%
First quarter 2025 free cash flow decreased $845 million, or 87 percent, as compared with the same period in 2024 principally due to a decrease in net cash from operating activities.
Investing Cash Flow
First quarter 2025 net cash used in investing activities decreased $17 million, or 6 percent, as compared with the same period in 2024 principally due to lower capital expenditures.
Financing Cash Flow
First quarter 2025 net cash used in financing activities was $851 million compared to net cash provided by financing activities of $927 million in the prior year period. This change is primarily due to a $2.5 billion net decrease in cash from long-term debt and commercial paper financing, partially offset by a $710 million decrease in share repurchases.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from those discussed in our 2024 Annual Report on Form 10-K.
ACCOUNTING STANDARDS UPDATES
See Note 1 to our financial statements for further information on accounting standards updates.
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Form 10-Q and the information we are incorporating by reference contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “plan,” “project,” “forecast,” “believe,” “estimate,” “guidance,” “outlook,” “trends,” “goals” and similar expressions generally identify these forward-looking statements. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified and discussed more fully in the section entitled “Risk Factors” in our 2024 Annual Report on Form 10-K and from time to time in our other filings with the SEC. They include:
Industry and Economic Risks
•our dependence on the U.S. government for a substantial portion of our business
•significant delays or reductions in appropriations and/or for our programs, and U.S. government funding and program support more broadly, including as a result of a prolonged continuing resolution and/or government shutdown, and/or related to the global security environment or other global events
•significant delays or reductions in payments as a result of or related to a breach of the debt ceiling
•the use of estimates when accounting for our contracts and the effect of contract cost growth and our efforts to recover or offset such costs and/or changes in estimated contract costs and revenues, including as a result of inflationary pressures, labor shortages, supply chain challenges, changes in trade policies and/or other macroeconomic factors, and risks related to management’s judgments and assumptions in estimating and/or projecting contract revenue and performance which may be inaccurate
•increased competition within our markets and bid protests
•continued pressures from macroeconomic trends, including on costs, schedules, performance and ability to meet expectations
Legal and Regulatory Risks
•investigations, claims, disputes, enforcement actions, litigation (including criminal, civil and administrative) and/or other legal proceedings
•changes in procurement and other laws, SEC, DoD and other rules and regulations, including changes through executive orders, contract terms and practices applicable to our industry, findings by the U.S. government as to our compliance with such requirements, more aggressive enforcement of such requirements and changes in our customers’ business practices globally
•the improper conduct of employees, agents, subcontractors, suppliers, business partners or joint ventures in which we participate, including the impact on our reputation and our ability to do business
•environmental matters, including climate change, unforeseen environmental costs and government and third-party claims
•unanticipated changes in our tax provisions or exposure to additional tax liabilities

NORTHROP GRUMMAN CORPORATION
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those discussed in our 2024 Annual Report on Form 10-K.
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chair, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2025, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended March 31, 2025, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NORTHROP GRUMMAN CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in Notes 6 and 7 to the financial statements.
We are a party to various investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in administrative, civil or criminal fines, penalties or other sanctions (which terms include judgments or convictions and consent or other voluntary decrees or agreements); compensatory, treble or other damages; non-monetary relief; or other liabilities. Government regulations provide that certain allegations against a contractor may lead to suspension or debarment from future government contracts or suspension of export privileges for the company or one or more of its components. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. For additional information on pending matters, please see Notes 6 and 7 to the financial statements, and for further information on the risks we face from existing and future investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, please see “Risk Factors” in our 2024 Annual Report on Form 10-K.
Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental proceedings with a governmental entity as a party where the company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more.
Item 1A. Risk Factors
For a discussion of our risk factors please see the section entitled “Risk Factors” in our 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes our repurchases of common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
January 1, 2025 - January 24, 2025	188,954	$472.17	188,954	$4,044
January 25, 2025 - February 21, 2025	391,063	$462.18	391,063	3,863
February 22, 2025 - March 28, 2025	435,717	$477.52	435,717	3,655
Total	1,015,734	$470.62	1,015,734	$3,655
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

NORTHROP GRUMMAN CORPORATION
Item 5. Other Information
Consistent with Item 408 of Regulation S-K, the following table reflects Rule 10b5-1 trading arrangements and non-Rule 10b5-1 trading arrangements (as defined in Item 408) entered into by any director or officer (as defined in Rule 16a-1(f) of the Exchange Act) during the quarter ended March 31, 2025.

Name (Title)	Type of Trading Arrangement	Date of Adoption	Expiration Date of Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Kathy J. Warden	Rule 10b5-1 Trading Arrangement	March 6, 2025	Until January 30, 2026 or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan.	Sale of 11,250 shares of common stock
(Chair, Chief Executive Officer and President)
Robert J. Fleming	Rule 10b5-1 Trading Arrangement	March 10, 2025	Until December 31, 2025 or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan.	Sale of 3,500 shares of common stock
(Corporate Vice President and President, Space Systems)
Thomas H. Jones	Rule 10b5-1 Trading Arrangement	February 26, 2025	Until February 11, 2026 or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan.	Gift of 616 shares of common stock Sale of 2,187 shares of common stock
(Corporate Vice President and President, Aeronautics Systems)
Roshan S. Roeder	Rule 10b5-1 Trading Arrangement	February 11, 2025	Until February 4, 2026 or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan.	Sale of 991.8 shares of common stock Sale of shares to be received upon payout of 2023 RSRs
(Corporate Vice President and President, Mission Systems)
Kathryn G. Simpson	Rule 10b5-1 Trading Arrangement	February 28, 2025	Until March 6, 2026 or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan.	Sale of 779 shares of common stock Sale of shares to be received upon payout of 2023 RPSRs(1) and RSRs
(Corporate Vice President and General Counsel)
(1) The aggregate number of shares to be sold will depend, in part, on future company performance.

NORTHROP GRUMMAN CORPORATION
Item 6. Exhibits

*+10.1	2025 Restricted Stock Rights Grant Agreement Specifying Terms and Conditions Applicable to 2025 Restricted Stock Rights Granted under the 2024 Long-Term Incentive Stock Plan

*+10.2	2025 Restricted Performance Stock Rights Grant Agreement Specifying Terms and Conditions Applicable to 2025 Restricted Performance Stock Rights Granted under the 2024 Long-Term Incentive Stock Plan

*+10.3	Severance Plan for Elected and Appointed Officers of Northrop Grumman Corporation, as amended and restated effective February 18, 2025

*+10.4	Group Personal Excess Liability Policy, effective as of January 1, 2025

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Kenneth B. Crews pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Kenneth B. Crews pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted as inline XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) Other Information. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: April 21, 2025