Form 10-Q
period 2025-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2025-07-22
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
As of July 17, 2025, 143,182,982 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2025	2024	2025	2024
Sales
Product	$8,258	$8,076	$15,779	$16,178
Service	2,093	2,142	4,040	4,173
Total sales	10,351	10,218	19,819	20,351
Operating costs and expenses
Product	6,526	6,388	12,892	12,799
Service	1,615	1,639	3,137	3,228
General and administrative expenses	1,016	1,101	2,023	2,163
Total operating costs and expenses	9,157	9,128	18,052	18,190
Gain on sale of business	231	—	231	—
Operating income	1,425	1,090	1,998	2,161
Other (expense) income
Interest expense	(173)	(154)	(329)	(300)
Non-operating FAS pension benefit	137	167	267	335
Other, net	38	43	69	81
Earnings before income taxes	1,427	1,146	2,005	2,277
Federal and foreign income tax expense	253	206	350	393
Net earnings	$1,174	$940	$1,655	$1,884

Basic earnings per share	$8.17	$6.37	$11.48	$12.72
Weighted-average common shares outstanding, in millions	143.7	147.5	144.2	148.1
Diluted earnings per share	$8.15	$6.36	$11.45	$12.69
Weighted-average diluted shares outstanding, in millions	144.0	147.7	144.5	148.5

Net earnings (from above)	$1,174	$940	$1,655	$1,884
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	7	(1)	9	—
Change in other, net	11	(2)	19	(18)
Other comprehensive income (loss), net of tax	18	(3)	28	(18)
Comprehensive income	$1,192	$937	$1,683	$1,866
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,899	$4,353
Accounts receivable, net	2,196	1,272
Unbilled receivables, net	7,133	5,908
Inventoried costs, net	1,553	1,455
Prepaid expenses and other current assets	1,245	1,286
Total current assets	14,026	14,274
Property, plant and equipment, net of accumulated depreciation of $9,207 for 2025 and $8,733 for 2024	10,537	10,536
Operating lease right-of-use assets	1,783	1,770
Goodwill	17,435	17,512
Intangible assets, net	231	254
Deferred tax assets	1,713	1,599
Pension and other postretirement benefit plan assets	2,393	2,184
Other non-current assets	1,333	1,230
Total assets	$49,451	$49,359

Liabilities
Trade accounts payable	$2,592	$2,599
Accrued employee compensation	1,856	2,271
Advance payments and billings in excess of costs incurred	3,997	4,070
Other current liabilities	5,014	5,188
Total current liabilities	13,459	14,128
Long-term debt, net of current portion of $551 for 2025 and $1,582 for 2024	15,160	14,692
Pension and other postretirement benefit plan liabilities	1,108	1,120
Operating lease liabilities	1,805	1,798
Other non-current liabilities	2,448	2,331
Total liabilities	33,980	34,069

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2025—143,276,021 and 2024—144,952,026	143	145
Paid-in capital	—	—
Retained earnings	15,452	15,297
Accumulated other comprehensive loss	(124)	(152)
Total shareholders’ equity	15,471	15,290
Total liabilities and shareholders’ equity	$49,451	$49,359
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
$ in millions	2025	2024
Operating activities
Net earnings	$1,655	$1,884
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	687	625
Stock-based compensation	40	46
Deferred income taxes	(114)	(230)
B-21 loss provision	477	—
Gain on sale of business	(231)	—
Net periodic pension and OPB income	(169)	(226)
Pension and OPB contributions	(62)	(69)
Changes in assets and liabilities:
Accounts receivable, net	(929)	(240)
Unbilled receivables, net	(1,343)	(741)
Inventoried costs, net	(102)	(398)
Prepaid expenses and other assets	21	45
Accounts payable and other liabilities	(492)	(918)
Income taxes payable, net	(145)	925
Other, net	10	16
Net cash (used in) provided by operating activities	(697)	719

Investing activities
Capital expenditures	(487)	(590)
Divestiture of training services business	333	—
Other, net	(37)	—
Net cash used in investing activities	(191)	(590)

Financing activities
Net proceeds from issuance of long-term debt	998	2,495
Payments of long-term debt	(1,500)	—
Net borrowings on commercial paper	566	—
Common stock repurchases	(891)	(1,752)
Cash dividends paid	(634)	(586)
Payments of employee taxes withheld from share-based awards	(38)	(57)
Other, net	(67)	(66)
Net cash (used in) provided by financing activities	(1,566)	34
(Decrease) increase in cash and cash equivalents	(2,454)	163
Cash and cash equivalents, beginning of year	4,353	3,109
Cash and cash equivalents, end of period	$1,899	$3,272
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2025	2024	2025	2024
Common stock
Beginning of period	$144	$148	$145	$150
Common stock repurchased	(1)	(2)	(2)	(4)
End of period	143	146	143	146
Paid-in capital
Beginning of period	—	—	—	—
End of period	—	—	—	—
Retained earnings
Beginning of period	14,982	14,218	15,297	14,773
Common stock repurchased	(391)	(577)	(872)	(1,763)
Net earnings	1,174	940	1,655	1,884
Dividends declared	(332)	(304)	(631)	(583)
Stock compensation	19	24	3	(10)
End of period	15,452	14,301	15,452	14,301
Accumulated other comprehensive loss
Beginning of period	(142)	(143)	(152)	(128)
Other comprehensive income (loss), net of tax	18	(3)	28	(18)
End of period	(124)	(146)	(124)	(146)
Total shareholders’ equity	$15,471	$14,301	$15,471	$14,301
Cash dividends declared per share	$2.31	$2.06	$4.37	$3.93
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
On May 24, 2025 (the “Divestiture date”), the company completed its previously announced sale of substantially all of the Immersive Mission Solutions (IMS) operating unit of Defense Systems (the “training services” business or “divestiture”) for $333 million in cash, subject to a final working capital adjustment, and recorded a pre-tax gain on sale of $231 million. IMS is a provider of mission training and satellite ground network communications software for U.S. government customers. Operating results include sales and operating income for the training services business prior to the Divestiture date.
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
B-21 Program
During the fourth quarter of 2023, we recognized a projected loss of $1.56 billion across the five low-rate initial production (LRIP) options on the B-21 program. During the first quarter of 2025, we recognized an additional $477 million loss across the five LRIP options. As of June 30, 2025, the remaining loss accrual on the B-21 program totaled $1.6 billion, which is included in Other current liabilities.
Net EAC Adjustments
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share data	2025	2024	2025	2024
Revenue	$164	$37	$202	$111
Operating income	126	38	26	132
Net earnings(1)	100	30	21	104
Diluted earnings per share(1)	0.69	0.20	0.15	0.70
(1)Based on a 21 percent federal statutory tax rate.
EAC adjustments on a single performance obligation can have a significant effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. During the second quarter of 2025, the company recorded a $76 million favorable EAC adjustment on the EMD phase of the Sentinel program at Defense Systems largely related to our expectations for achieving certain contract incentives. During the first quarter of 2025, the company recorded a $226 million unfavorable EAC adjustment on the first and second LRIP lots of the B-21 program at Aeronautics Systems. No EAC adjustments on a single performance obligation had a significant impact on the financial statements during the six months ended June 30, 2024.
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
Company backlog as of June 30, 2025 was $89.7 billion and reflects a $150 million reduction of backlog in connection with the training services divestiture. Of our June 30, 2025 backlog, we expect to recognize approximately 40 percent as revenue over the next 12 months and 65 percent as revenue over the next 24 months, with the remainder to be recognized thereafter.
Contract Assets and Liabilities
For each of the company’s contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Contract assets are equivalent to and reflected as Unbilled receivables in the unaudited condensed consolidated statements of financial position and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Contract liabilities are equivalent to and reflected as Advance payments and billings in excess of costs incurred in the unaudited condensed consolidated statements of financial position. The amount of revenue recognized for the three and six months ended June 30, 2025 that was included in the December 31, 2024 contract liability balance was $780 million and $2.7 billion, respectively. The amount of revenue recognized for the three and six months ended June 30, 2024 that was included in the December 31, 2023 contract liability balance was $1.1 billion and $3.0 billion, respectively.
Disaggregation of Revenue
See Note 10 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

NORTHROP GRUMMAN CORPORATION
Property, Plant, and Equipment
Non-cash investing activities for the six months ended June 30, 2025 and 2024 include capital expenditures incurred but not yet paid of $134 million and $77 million, respectively.
Leases
As of June 30, 2025, we have approximately $1.3 billion in rental commitments for real estate leases that have not yet commenced. These leases are expected to commence between 2025 and 2027 with lease terms of 8 to 26 years.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows:

$ in millions	June 30, 2025	December 31, 2024
Cumulative translation adjustment	$(131)	$(140)
Other, net	7	(12)
Total accumulated other comprehensive loss	$(124)	$(152)
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
On November 4, 2024, the FASB issued ASU No. 2024-03 Disaggregation of Income Statement Expenses (Subtopic 220-40). ASU 2024-03 requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 will be effective for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028 and will be applied on a prospective basis with the option to apply the standard retrospectively. We are evaluating the disclosure impact of ASU 2024-03; however, we do not expect the standard will have a material impact on the company’s consolidated financial position, results of operations and/or cash flows.
Other accounting standards updates adopted and/or issued, but not effective until after June 30, 2025, are not expected to have a material effect on the company’s consolidated financial position, results of operations and/or cash flows.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.3 million shares for the three and six months ended June 30, 2025. The dilutive effect of these securities totaled 0.2 million shares and 0.4 million shares for the three and six months ended June 30, 2024, respectively.
Share Repurchases
Share Repurchase Programs
On January 24, 2022, the company’s board of directors authorized a share repurchase program of up to $2.0 billion in share repurchases of the company’s common stock (the “2022 Repurchase Program”). Repurchases under the 2022 Repurchase Program commenced in April 2023 and were completed in February 2024.

NORTHROP GRUMMAN CORPORATION
On December 6, 2023, the company’s board of directors authorized a new share repurchase program of up to an additional $2.5 billion in share repurchases of the company’s common stock (the “2023 Repurchase Program”). Repurchases under the 2023 Repurchase Program commenced in February 2024 upon completion of the 2022 Repurchase Program. As of June 30, 2025, repurchases under the 2023 Repurchase Program totaled $2.2 billion; $0.3 billion remained under this share repurchase authorization. By its terms, the 2023 Repurchase Program will expire when we have used all authorized funds for repurchases.
On December 11, 2024, the company’s board of directors authorized a new share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock (the “2024 Repurchase Program”). Repurchases under the 2024 Repurchase Program will commence upon completion of the 2023 Repurchase Program and will expire when we have used all authorized funds for repurchases. As of June 30, 2025, there have been no repurchases under the 2024 Repurchase Program and the company’s total outstanding share repurchase authorization was $3.3 billion.
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
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Six Months Ended June 30
					2025	2024
January 24, 2022	$2,000	4.4	$455.01	February 2024	—	2.5
December 6, 2023	$2,500	4.7	$474.22		1.8	1.4
December 11, 2024	$3,000	—	$—		—	—
(1)Excludes brokerage commissions and other costs of execution, including taxes.
Dividends on Common Stock
In May 2025, the company increased the quarterly common stock dividend 12 percent to $2.31 per share from the previous amount of $2.06 per share.
3.    INVENTORIED COSTS, NET
Inventoried costs, net consist of the following:

$ in millions	June 30, 2025	December 31, 2024
Raw materials	$350	$293
Work in process	1,133	1,118
Finished goods	70	44
Inventoried costs, net	$1,553	$1,455

NORTHROP GRUMMAN CORPORATION
4.    INCOME TAXES

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2025	2024	2025	2024
Federal and foreign income tax expense	$253	$206	$350	$393
Effective income tax rate	17.7%	18.0%	17.5%	17.3%
Current Quarter
Second quarter 2025 income tax expense increased $47 million, or 23 percent, due to higher earnings before income taxes, partially offset by a lower effective tax rate (ETR). The second quarter 2025 ETR decreased to 17.7 percent from 18.0 percent in the prior year period primarily due to lower interest expense on unrecognized tax benefits and higher research credits, partially offset by additional income tax expense related to nondeductible goodwill in the divested training services business. The second quarter 2025 ETR includes benefits of $68 million for research credits and $12 million for foreign derived intangible income (FDII), partially offset by $18 million of interest expense on unrecognized tax benefits and $17 million of tax expense related to nondeductible goodwill in the divested business. The second quarter 2024 ETR included benefits of $46 million for research credits and $15 million for FDII, partially offset by $25 million of interest expense on unrecognized tax benefits.
Year to Date
Year to date 2025 income tax expense decreased $43 million, or 11 percent, due to lower earnings before income taxes, partially offset by a higher effective tax rate. The year to date 2025 ETR increased to 17.5 percent from 17.3 percent in the prior year period primarily due to additional income tax expense related to nondeductible goodwill in the divested training services business and lower benefits for FDII and employee share-based compensation. These increases were partially offset by higher research credits and lower interest expense on unrecognized tax benefits. The year to date 2025 ETR includes benefits of $103 million for research credits and $18 million for FDII, partially offset by $34 million of interest expense on unrecognized tax benefits and $17 million of tax expense related to nondeductible goodwill in the divested business. The year to date 2024 ETR included benefits of $90 million for research credits and $30 million for FDII, partially offset by $46 million of interest expense on unrecognized tax benefits.
During 2025, we increased our unrecognized tax benefits by approximately $140 million principally in connection with state apportionment matters and research credits. It is reasonably possible that within the next 12 months the company’s unrecognized tax benefits may increase by approximately $80 million.
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
The Organization for Economic Co-operation and Development issued Pillar Two model rules for a global minimum tax of 15% effective January 1, 2024. Pillar Two had no impact on our second quarter or year to date 2025 or 2024 ETR, and we do not currently expect Pillar Two to significantly impact our ETR going forward.
Subsequent Event
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of research and development expenditures under Internal Revenue Code (IRC) Section 174 (reinstating full expensing beginning in 2025), extension of bonus depreciation, and revisions to international tax regimes. The company is evaluating the financial implications of the OBBBA and will begin reflecting its effects in the third quarter of 2025. We currently expect the impact of the OBBBA will be to increase the company’s effective tax rate and to favorably impact the timing of cash taxes, subject to the federal corporate alternative minimum tax. For 2025, we currently expect the OBBBA will increase our 2025 effective tax rate to the high 17 percent range and provide a current year cash tax benefit of $200 million to $250 million.

NORTHROP GRUMMAN CORPORATION
5.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The company holds a portfolio of marketable securities including investments to partially fund non-qualified employee benefit plans as well as investments in companies that are advancing or developing technologies applicable to our business. A portion of these securities are held in common/collective trust funds and are measured at fair value using net asset value (NAV) per share as a practical expedient; therefore, they are not categorized in the fair value hierarchy table below. Marketable securities are included in Other non-current assets in the unaudited condensed consolidated statements of financial position.
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
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	June 30, 2025				December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Marketable securities	$343	$—	$64	$407	$325	$—	$14	$339
Marketable securities valued using NAV				6				8
Total marketable securities	343	—	64	413	325	—	14	347
Derivatives	—	9	—	9	—	(11)	—	(11)
The notional value of the company’s foreign currency forward contracts at June 30, 2025 and December 31, 2024 was $335 million and $399 million, respectively. The portion of notional value designated as a cash flow hedge at June 30, 2025 and December 31, 2024 was $236 million and $273 million, respectively.
The derivative fair values and related unrealized gains/losses at June 30, 2025 and December 31, 2024 were not material.
There were no transfers of financial instruments into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2025.
The carrying value of cash and cash equivalents and commercial paper approximates fair value.
Long-term Debt
The estimated fair value of the company’s long-term debt was $14.9 billion and $15.3 billion as of June 30, 2025 and December 31, 2024, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
Issuance of Senior Notes
In May 2025, the company issued $1.0 billion of unsecured senior notes for general corporate purposes, including debt repayment, share repurchases, and working capital, as follows:
•$500 million of 4.65% senior notes due 2030 (the “2030 Notes”) and
•$500 million of 5.25% senior notes due 2035 (the “2035 Notes”).
In January 2024, the company issued $2.5 billion of unsecured senior notes for general corporate purposes, including debt repayment, share repurchases, and working capital, as follows:
•$500 million of 4.60% senior notes due 2029 (the “2029 Notes”),
•$850 million of 4.90% senior notes due 2034 (the “2034 Notes”), and
•$1.15 billion of 5.20% senior notes due 2054 (the “2054 Notes”).
We refer to the 2029 Notes, 2030 Notes, 2034 Notes, 2035 Notes, and 2054 Notes together, as the “notes.” Interest on the notes is payable semi-annually in arrears. The notes are generally subject to redemption, in whole or in part, at the company’s discretion at any time, or from time to time, prior to maturity at a redemption price equal to the

NORTHROP GRUMMAN CORPORATION
greater of 100% of the principal amount of the notes to be redeemed or an applicable “make-whole” amount, plus accrued and unpaid interest.
Repayment of Senior Notes
In January 2025, the company repaid $1.5 billion of 2.93% unsecured senior notes upon maturity.
6.    INVESTIGATIONS, CLAIMS AND LITIGATION
For over 25 years, the company has worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation, the New York State Department of Health and other federal, state and local governmental authorities, to address environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. We have incurred, and expect to continue to incur, as included in Note 7, substantial remediation costs related to these Bethpage environmental conditions, including potential costs relating to unanticipated developments such as new discoveries of potential contaminants. It is also possible that applicable remediation standards and other requirements to which we are subject may continue to change, and that our costs may increase materially. In 2022, we resolved several disputes and regulatory proceedings concerning the scope and allocation of remediation responsibilities and costs related to this site and we continue remediation consistent with agreements through which those disputes were resolved. The company continues to be involved in other remediation-related disputes, none of which are material individually or in the aggregate. We are also a party to various individual lawsuits and a putative class action in the Eastern District of New York alleging personal injury and property damage related to the legacy Bethpage environmental conditions (the “Bethpage EDNY cases”). The court has stayed the filed individual lawsuits, pending its decision on class certification. Although the court has ordered supplemental briefing on pending class certification and expert motions in the putative class action, the parties remain engaged in an ongoing mediation. We are also a party, and may become a party, to other lawsuits brought by or against insurance carriers, and by other individual plaintiffs and/or putative classes, as well as other parties. We cannot at this time predict or reasonably estimate the potential outcomes or ranges of possible liability of the Bethpage EDNY cases.
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
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2025, or its annual results of operations and/or cash flows.
7.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of June 30, 2025, or its annual results of operations and/or cash flows.
In 2019, the Defense Contract Management Agency (DCMA) raised questions about an interest rate assumption used by the company to determine our CAS pension expense. On June 1, 2020, DCMA provided written notice that the assumptions the company used during the period 2013-2019 were potentially noncompliant with CAS. We submitted a formal response on July 31, 2020, which we believed demonstrates the appropriateness of the assumptions used. On November 24, 2020, DCMA replied to the company’s response, disagreeing with our position

NORTHROP GRUMMAN CORPORATION
and requesting additional input, which we provided on February 22, 2021. We subsequently continued to exchange correspondence and engage with DCMA on this matter, including responding to requests for and providing additional information. On February 15, 2024, DCMA sent to the company a Contracting Officer’s determination of noncompliance with CAS, which is an interim, non-final determination, and the parties engaged in discussions. In addition, as noted in Note 6 above, the company received from the DOJ a criminal subpoena on December 9, 2022 and a CID on February 2, 2023, both seeking information that appears related to the interest rate assumptions at issue in our discussions with DCMA. The company has responded to requests and expects to continue discussions with the DOJ and DCMA as these matters progress. We cannot at this point predict the outcome of these matters. The sensitivity to changes in interest rate assumptions makes it reasonably possible the outcome of these matters could have a material adverse effect on our financial position, results of operations and/or cash flows, although we are not currently able to estimate a range of any potential loss.
Environmental Matters
The table below summarizes the amount accrued for environmental remediation costs, management’s estimate of the amount of reasonably possible future costs in excess of accrued costs and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of June 30, 2025 and December 31, 2024:

$ in millions	Accrued Costs(1)(2)	Reasonably Possible Future Costs in Excess of Accrued Costs(2)	Deferred Costs(3)
June 30, 2025	$555	$394	$516
December 31, 2024	546	377	507
(1) As of June 30, 2025, $187 million is recorded in Other current liabilities and $368 million is recorded in Other non-current liabilities.
(2) Estimated remediation costs are not discounted to present value. The reasonably possible future costs in excess of accrued costs do not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.
(3) As of June 30, 2025, $176 million is deferred in Prepaid expenses and other current assets and $340 million is deferred in Other non-current assets. These amounts are evaluated for recoverability on a routine basis.
Although management cannot predict whether (i) new information gained as our environmental remediation projects progress, (ii) changes in remediation standards or other requirements to which we are subject, or (iii) other changes in facts and circumstances will materially affect the estimated liability accrued, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2025, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At June 30, 2025, there were $619 million of stand-by letters of credit and guarantees and $269 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $2.5 billion. At June 30, 2025, the company had $570 million of outstanding commercial paper borrowings at a weighted-average interest rate of 4.76%, with original maturities of three months or less from the date of issuance. The outstanding balance of commercial paper borrowings is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
Credit Facilities
The company maintains a five-year senior unsecured credit facility in an aggregate principal amount of $2.5 billion (the “2022 Credit Agreement”) that matures in August 2027 and is intended to support the company's commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for borrowing under the 2022 Credit Agreement. At June 30, 2025, there were no borrowings outstanding under this facility; however, the amount available for borrowing was reduced by the $570 million of commercial paper borrowings described above.
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
At June 30, 2025, the company was in compliance with all covenants under its credit agreements.
8.    RETIREMENT BENEFITS
The cost to the company of its pension and other postretirement benefit (OPB) plans is shown in the following table:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		OPB		Pension Benefits		OPB
$ in millions	2025	2024	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost (benefit)
Service cost	$54	$59	$1	$1	$108	$119	$2	$2
Interest cost	402	382	15	16	805	763	31	31
Expected return on plan assets	(539)	(549)	(21)	(22)	(1,079)	(1,098)	(42)	(43)
Amortization of prior service credit	—	—	—	—	—	—	(1)	—
Other	—	—	—	—	7	—	—	—
Net periodic benefit cost (benefit)	$(83)	$(108)	$(5)	$(5)	$(159)	$(216)	$(10)	$(10)
Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2025	2024	2025	2024
Defined benefit pension plans	$24	$24	$42	$49
OPB plans	10	9	20	20
Defined contribution plans	155	151	384	381
9.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company’s long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Six Months Ended June 30
in millions	2025	2024
RSRs granted	0.1	0.1
RPSRs granted	0.1	0.2
Grant date aggregate fair value	$104	$105
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

NORTHROP GRUMMAN CORPORATION
Cash Awards
The following table presents the minimum and maximum aggregate payout amounts related to cash units (CUs) and cash performance units (CPUs) granted to employees in the periods presented:

	Six Months Ended June 30
$ in millions	2025	2024
Minimum aggregate payout amount	$35	$35
Maximum aggregate payout amount	198	200
CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based on the achievement of certain performance metrics over a three-year period.

NORTHROP GRUMMAN CORPORATION
10.    SEGMENT INFORMATION
The following table presents sales, operating costs and expenses, and operating income by segment:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2025	2024	2025	2024
Aeronautics Systems
Sales	$3,114	$3,060	$5,928	$6,104
Operating costs and expenses:
Product	2,109	2,028	4,467	4,087
Service	649	692	1,250	1,341
Intersegment	35	28	73	58
Aeronautics Systems operating income	321	312	138	618
Defense Systems
Sales	1,991	1,859	3,796	3,596
Operating costs and expenses:
Product	1,372	1,295	2,634	2,495
Service	319	333	643	678
Intersegment	47	40	87	76
Defense Systems operating income	253	191	432	347
Mission Systems
Sales	3,157	2,773	5,964	5,432
Operating costs and expenses:
Product	1,945	1,685	3,675	3,290
Service	483	475	917	921
Intersegment	288	252	570	482
Mission Systems operating income	441	361	802	739
Space Systems
Sales	2,646	3,002	5,214	6,151
Operating costs and expenses:
Product	1,893	2,254	3,722	4,629
Service	362	355	724	705
Intersegment	111	89	205	183
Space Systems operating income	280	304	563	634
Intersegment profit eliminations	(76)	(67)	(148)	(133)
Total segment operating income	1,219	1,101	1,787	2,205
FAS/CAS operating adjustment	63	6	126	12
Unallocated corporate income (expense)	143	(17)	85	(56)
Total operating income	1,425	1,090	1,998	2,161
Other (expense) income
Interest expense	(173)	(154)	(329)	(300)
Non-operating FAS pension benefit	137	167	267	335
Other, net	38	43	69	81
Earnings before income taxes	$1,427	$1,146	$2,005	$2,277

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
During the second quarter of 2025, the $231 million pre-tax gain on the sale of our training services business and $19 million of unallowable state taxes and transaction costs associated with the divestiture were recorded in Unallocated corporate income (expense).

NORTHROP GRUMMAN CORPORATION
Disaggregation of Revenue

Sales by Customer Type	Three Months Ended June 30				Six Months Ended June 30
	2025		2024		2025		2024
$ in millions	$	%(3)	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$2,526	82%	$2,606	86%	$4,816	82%	$5,190	86%
International(2)	544	18%	415	14%	1,022	18%	839	14%
Other customers	6	—%	5	—%	11	—%	9	—%
Intersegment sales	38		34		79		66
Aeronautics Systems sales	3,114		3,060		5,928		6,104
Defense Systems
U.S. government(1)	1,611	83%	1,508	83%	3,062	83%	2,963	85%
International(2)	305	16%	287	16%	594	16%	506	14%
Other customers	22	1%	19	1%	42	1%	40	1%
Intersegment sales	53		45		98		87
Defense Systems sales	1,991		1,859		3,796		3,596
Mission Systems
U.S. government(1)	2,282	81%	2,028	82%	4,255	80%	3,940	81%
International(2)	505	18%	427	17%	980	19%	881	18%
Other customers	29	1%	21	1%	53	1%	37	1%
Intersegment sales	341		297		676		574
Mission Systems sales	3,157		2,773		5,964		5,432
Space Systems
U.S. government(1)	2,349	93%	2,746	95%	4,658	93%	5,639	95%
International(2)	47	2%	56	2%	91	2%	121	2%
Other customers	125	5%	100	3%	235	5%	186	3%
Intersegment sales	125		100		230		205
Space Systems sales	2,646		3,002		5,214		6,151
Total
U.S. government(1)	8,768	85%	8,888	87%	16,791	85%	17,732	87%
International(2)	1,401	13%	1,185	12%	2,687	13%	2,347	12%
Other customers	182	2%	145	1%	341	2%	272	1%
Total Sales	$10,351		$10,218		$19,819		$20,351
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
(3) Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended June 30				Six Months Ended June 30
	2025		2024		2025		2024
$ in millions	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$1,461	47%	$1,415	47%	$2,800	48%	$2,759	46%
Fixed-price	1,615	53%	1,611	53%	3,049	52%	3,279	54%
Intersegment sales	38		34		79		66
Aeronautics Systems sales	3,114		3,060		5,928		6,104
Defense Systems
Cost-type	1,084	56%	967	53%	2,049	55%	1,878	54%
Fixed-price	854	44%	847	47%	1,649	45%	1,631	46%
Intersegment sales	53		45		98		87
Defense Systems sales	1,991		1,859		3,796		3,596
Mission Systems
Cost-type	1,406	50%	1,107	45%	2,569	49%	2,174	45%
Fixed-price	1,410	50%	1,369	55%	2,719	51%	2,684	55%
Intersegment sales	341		297		676		574
Mission Systems sales	3,157		2,773		5,964		5,432
Space Systems
Cost-type	1,562	62%	1,804	62%	3,102	62%	3,679	62%
Fixed-price	959	38%	1,098	38%	1,882	38%	2,267	38%
Intersegment sales	125		100		230		205
Space Systems sales	2,646		3,002		5,214		6,151
Total
Cost-type	5,513	53%	5,293	52%	10,520	53%	10,490	52%
Fixed-price	4,838	47%	4,925	48%	9,299	47%	9,861	48%
Total Sales	$10,351		$10,218		$19,819		$20,351
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Three Months Ended June 30				Six Months Ended June 30
	2025		2024		2025		2024
$ in millions	$	%(3)	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
United States(1)	$2,532	82%	$2,611	86%	$4,827	82%	$5,199	86%
Asia/Pacific	226	8%	164	5%	426	8%	334	6%
Europe	301	10%	243	9%	570	10%	490	8%
Other geographic regions(2)	17	—%	8	—%	26	—%	15	—%
Intersegment sales	38		34		79		66
Aeronautics Systems sales	3,114		3,060		5,928		6,104
Defense Systems
United States(1)	1,633	84%	1,527	84%	3,104	84%	3,003	86%
Asia/Pacific	79	4%	80	4%	160	4%	130	4%
Europe	168	9%	164	10%	338	9%	296	8%
Other geographic regions(2)	58	3%	43	2%	96	3%	80	2%
Intersegment sales	53		45		98		87
Defense Systems sales	1,991		1,859		3,796		3,596
Mission Systems
United States(1)	2,311	82%	2,049	83%	4,308	81%	3,977	82%
Asia/Pacific	132	5%	122	5%	260	5%	248	5%
Europe	263	9%	226	9%	502	10%	481	10%
Other geographic regions(2)	110	4%	79	3%	218	4%	152	3%
Intersegment sales	341		297		676		574
Mission Systems sales	3,157		2,773		5,964		5,432
Space Systems
United States(1)	2,474	98%	2,846	98%	4,893	98%	5,825	98%
Asia/Pacific	15	1%	11	—%	23	—%	24	—%
Europe	20	1%	34	2%	46	2%	76	2%
Other geographic regions(2)	12	—%	11	—%	22	—%	21	—%
Intersegment sales	125		100		230		205
Space Systems sales	2,646		3,002		5,214		6,151
Total
United States(1)	8,950	87%	9,033	88%	17,132	87%	18,004	88%
Asia/Pacific	452	4%	377	4%	869	4%	736	4%
Europe	752	7%	667	7%	1,456	7%	1,343	7%
Other geographic regions(2)	197	2%	141	1%	362	2%	268	1%
Total Sales	$10,351		$10,218		$19,819		$20,351
(1)No country other than the United States represents greater than 10% of total company sales.
(2)Other geographic regions are principally comprised of the Middle East.
(3)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION
Capital Expenditures and Depreciation and Amortization
The following table presents capital expenditures and depreciation and amortization for each of our reportable segments and for Corporate:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2025	2024	2025	2024
Capital Expenditures
Aeronautics Systems	$69	$116	$148	$200
Defense Systems	11	14	23	22
Mission Systems	47	38	86	81
Space Systems	71	146	181	273
Corporate (1)	33	6	49	14
Total	$231	$320	$487	$590
Depreciation and Amortization
Aeronautics Systems	$92	$99	$181	$174
Defense Systems	42	43	85	85
Mission Systems	68	62	135	124
Space Systems	84	81	163	160
Corporate (1)	64	41	123	82
Total	$350	$326	$687	$625
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
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of June 30, 2025, and the related condensed consolidated statements of earnings and comprehensive income and changes in shareholders’ equity for the three-month and six-month periods ended June 30, 2025 and 2024, and of cash flows for the six-month periods ended June 30, 2025 and 2024 and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
July 21, 2025

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
Divestiture of Training Services Business
On May 24, 2025 (the “Divestiture date”), the company completed its previously announced sale of substantially all of the Immersive Mission Solutions (IMS) operating unit of Defense Systems (the “training services” business or “divestiture”) for $333 million in cash, subject to a final working capital adjustment, and recorded a pre-tax gain on sale of $231 million. IMS is a provider of mission training and satellite ground network communications software for U.S. government customers. Operating results include sales and operating income for the training services business prior to the Divestiture date.
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
The conflicts in Ukraine and the Middle East and threats elsewhere, particularly in the Pacific region, have increased global tensions and instability and highlighted security requirements globally, including in Europe, the Middle East and the Pacific region, as well as the U.S. These conflicts have resulted in and may continue to result in increased demand for defense products and services from allies and partner nations, particularly in those regions. For example, we have experienced an increase in demand for certain of our products and services directly and indirectly related to the conflict in Ukraine. We continue to monitor developments in these regions, but have not experienced, and do not anticipate experiencing, significant adverse financial impacts directly from the conflicts in Ukraine or the Middle East.
We believe the current global security environment, characterized by significant national security threats to the U.S. and its allies, continues to highlight the need for strong deterrence and robust defense capabilities, and we are actively evaluating both opportunities and risks associated with this environment. We believe our capabilities, particularly in space, C4ISR, missile defense, battle management, advanced weapons, strategic deterrence, and survivable aircraft and mission systems should help our customers in the U.S. and globally defend against current and future threats and, as a result, continue to position us for long-term profitable business growth.
Global Economic Environment
Over the past several years, the global economic environment has experienced extraordinary challenges, including inflationary pressures; widespread delays and disruptions in supply chains; business slowdowns or shutdowns; workforce challenges and labor shortfalls; and market volatility. These macroeconomic factors can and have contributed, and could continue to contribute, to increased costs, delays, disruptions and other performance

NORTHROP GRUMMAN CORPORATION
challenges, as well as increased competing demands for limited resources to address such increased costs and other challenges, for our company, our suppliers and partners, and our customers. We continue to work to address challenges caused by the macroeconomic environment on our business. We have seen positive progress in the supply chain as on-time deliveries and quality continue to improve. In remaining areas of pressure, we are proactively working with our suppliers to help meet our contract commitments.
In addition, an overall increase in interest rates in recent years has raised the cost of borrowing for governments, and if rates further increase or remain elevated, it could impact government spending priorities (in the U.S. and allied countries, in particular), including the demand for defense products. Economic tensions and changes in international trade policies, including, for example, the widespread tariffs announced this year by the U.S. on its major trading partners, higher tariffs on imported goods and materials and actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), could also further impact the global market for defense products, services and solutions. The full impact of these governmental actions on macroeconomic conditions and on our business is uncertain, difficult to predict and depends on a number of factors, including the extent and duration of tariffs, any reversal or temporary suspension of announced tariffs, the availability of exemptions, changes in the amount and scope of tariffs, the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies, and possible resulting general inflationary pressures in the global economy. We are continuing to monitor the impact on our business, suppliers and customers, but do not believe that the tariffs in effect at this time will have a material adverse effect on our business.
U.S. Political, Budget and Regulatory Environment
The U.S. continues to face an uncertain and evolving political, budget and regulatory environment. In particular, it is difficult to predict the specific course of future defense budgets. Current and future requirements related to the conflicts in Ukraine and the Middle East, threats in the Pacific region and other security priorities, as well as the macroeconomic environment, the national debt, and other domestic priorities, among other things, in the U.S. and globally, will continue to impact our customers’ budgets, spending and priorities, and our industry. The U.S. political environment may also impact defense budgets and priorities, issues related to the national debt, and government spending more broadly. We anticipate that issues related to budgetary priorities, defense spending levels and the debt ceiling will continue to be subjects of considerable debate, with a potentially significant impact on our programs and the company.
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
In the second quarter of 2025, the Presidential Administration (the “Administration”) submitted its budget request for FY 2026. The request includes approximately $1 trillion for national security, approximately $962 billion of which is for the DoD, with $113 billion of such DoD funds included in the reconciliation bill described below. The budget request for the DoD reflects an increase of 11.8 percent, or $101.6 billion, above FY 2025 enacted levels. Congress is evaluating the Administration’s budget request as it drafts authorization and appropriations legislation for FY 2026. On July 4, 2025, the FY 2025 reconciliation bill titled the One Big Beautiful Bill Act was enacted. The OBBBA allocates approximately $150 billion in funds for defense spending, including funding for air and missile defense, munitions, shipbuilding and supply chains and other military capabilities, and the appropriated funds will remain available to be obligated until September 30, 2029 and expended through FY 2034. The OBBBA is expected to result in increased investments by the DoD in defense modernization projects and Pacific region deterrence, among other programs. See Note 4 to the financial statements for additional information on key income tax provisions of the OBBBA.
The Administration has issued numerous executive orders, including orders that direct executive departments and agencies to put in place a regulatory freeze on pending rules, to effectuate the repeal of any regulation that an agency determines is unlawful, to undertake a comprehensive overhaul of the Federal Acquisition Regulation and to reform the DoD defense acquisition process. Some of the Administration’s executive orders are subject to ongoing court challenges. Implementation of certain of these executive orders could adversely affect our business or create a more challenging or costly regulatory, operating and economic environment. For example, on April 9, 2025, the President signed an executive order entitled Modernizing Defense Acquisitions and Spurring Innovation in the Defense Industrial Base. The executive order directs the Secretary of Defense to submit a plan for expediting DoD

NORTHROP GRUMMAN CORPORATION
acquisitions that relies on existing authorities. According to the executive order, the plan, among other things, should include a first preference for commercial solutions and a general preference for Other Transaction Authority procurements. In addition, the executive order directs the DoD to review all major defense acquisition programs (MDAP). Any program that is more than 15% behind schedule or over cost based on the current Acquisition Program Baseline, unable to meet key performance parameters, or unaligned with the Secretary of Defense’s mission priorities will be considered for potential cancellation. Implementation of this executive order, including changes in DoD priorities or regulations and results of the MDAP review, could lead to contract cancellations, disruptions and/or stop work orders, which could have a material adverse effect on our financial position, results of operations and/or cash flows.
In light of the ongoing conflicts and heightened global instability as well as political tensions and related legal challenges, we expect continued uncertainty in the global security, U.S. political, budget and regulatory environment. Initiatives to reduce governmental spending, federal budget and debt ceiling action, and further changes in U.S. government policy positions, including trade policy, tax policy and DoD policies or priorities, could materially impact defense spending broadly and the company’s programs in particular.
B-21 Program
In 2015, the U.S. Air Force awarded Northrop Grumman the B-21 contract, which includes a base contract for engineering and manufacturing development (EMD) and five low-rate initial production (LRIP) options for a baseline total of 21 aircraft. The EMD phase of the program is largely cost type and began at contract award. The LRIP options are largely fixed price and are expected to continue to be awarded and executed through approximately the end of the decade. In addition to the five LRIP options, Northrop Grumman and the U.S. Air Force have established not to exceed (NTE) pricing for additional aircraft up to unit 40. The average NTE value for these subsequent lots is above the average unit price of the five LRIP lots, and the NTE lots include an economic price adjustment clause to help protect against certain inflationary pressures. Final terms, quantity, and pricing for these subsequent lots are not fully negotiated. We are in discussions with the U.S. Air Force regarding the potential for an accelerated production rate on the program. While the ultimate outcome of these discussions remains uncertain, we currently expect any agreement to accelerate production rate would require future investment by the company to expand production capacity along with the opportunity to earn improved returns on the LRIP and NTE phases of the program.
During the fourth quarter of 2023, we recognized a projected loss of $1.56 billion across the five LRIP options. During the first quarter of 2025, we recognized an additional $477 million loss across the five LRIP options. During the second quarter of 2025, we again reviewed our estimated profitability on the LRIP phase of the program and made no significant changes to the previously recognized loss. The company’s second quarter 2025 results reflect our current best estimate of cost to complete the LRIP and NTE aircraft, as well as the outcome of ongoing discussions with our suppliers. If our estimated cost to complete the aircraft changes, if we reach an agreement with the customer regarding an accelerated production rate, or if our assumptions regarding contract performance, quantities, supplier negotiations, or funding to mitigate the impact of macroeconomic disruptions are resolved more or less favorably than what we have estimated, our financial position, results of operations and/or cash flows could be materially affected.
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
During the second quarter of 2025, we partnered with the U.S. Air Force in defining the preliminary execution framework necessary for successful restructure of the program. The program restructure will include a revision to the acquisition strategy, joint establishment of a new program baseline, and other critical preparation activities necessary to re-accomplish Milestone B approval. Based on this preliminary execution framework, we updated our

NORTHROP GRUMMAN CORPORATION
estimated profitability on the program and recognized a $76 million favorable EAC adjustment largely related to our expectations for achieving certain contract incentives.
CONSOLIDATED OPERATING RESULTS
For purposes of the operating results discussion below, we assess our performance using certain financial measures that are not calculated in accordance with GAAP. Organic sales is defined as total sales excluding sales attributable to the company's training services business. This measure may be useful to investors and other users of our financial statements as a supplemental measure in evaluating the company’s underlying sales growth as well as in understanding our ongoing business and future sales trends by presenting the company’s sales adjusted for the impact of the divestiture.
We reconcile this non-GAAP financial measure to its most directly comparable GAAP financial measure below. This non-GAAP measure may not be defined and calculated by other companies in the same manner and should not be considered in isolation or as an alternative to operating results presented in accordance with GAAP.
Selected financial highlights are presented in the table below:

	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions, except per share amounts	2025	2024	Change	2025	2024	Change
Sales	$10,351	$10,218	1%	$19,819	$20,351	(3)%
Operating costs and expenses	9,157	9,128	—%	18,052	18,190	(1)%
Operating costs and expenses as a % of sales	88.5%	89.3%		91.1%	89.4%
Gain on sale of business	231	—	NM	231	—	NM
Operating income	1,425	1,090	31%	1,998	2,161	(8)%
Operating margin rate	13.8%	10.7%		10.1%	10.6%
Federal and foreign income tax expense	253	206	23%	350	393	(11)%
Effective income tax rate	17.7%	18.0%		17.5%	17.3%
Net earnings	1,174	940	25%	1,655	1,884	(12)%
Diluted earnings per share	$8.15	$6.36	28%	$11.45	$12.69	(10)%
Sales
The table below reconciles sales to organic sales:

	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2025	2024	Change	2025	2024	Change
Sales	$10,351	$10,218	1%	$19,819	$20,351	(3)%
Less: Training services sales	(40)	(72)		(112)	(156)
Organic sales	$10,311	$10,146	2%	$19,707	$20,195	(2)%
Current Quarter
Second quarter 2025 sales increased $133 million, or 1 percent, primarily driven by higher sales at Mission Systems, Defense Systems and Aeronautics Systems, partially offset by lower sales at Space Systems due, in part, to the wind-down of work on certain Space programs, as discussed in our segment operating results below.
Year to Date
Year to date 2025 sales decreased $532 million, or 3 percent, primarily driven by lower sales at Space Systems due, in part, to the wind-down of work on certain Space programs, and lower sales at Aeronautics Systems, partially offset by higher sales at Mission Systems and Defense Systems.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 10 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.

NORTHROP GRUMMAN CORPORATION
Operating Income and Margin Rate
Current Quarter
Second quarter 2025 operating income increased $335 million, or 31 percent, primarily due to the training services divestiture, including a $231 million gain on sale and $19 million of unallocated corporate expense for unallowable state taxes and transaction costs. Operating income also increased due to $118 million of higher segment operating income and a $57 million increase in the FAS/CAS operating adjustment, partially offset by a $52 million increase in non-divestiture-related unallocated corporate expense. Operating margin rate increased to 13.8 percent from 10.7 percent reflecting the items above.
Second quarter 2025 general and administrative (G&A) costs as a percentage of sales decreased to 9.8 percent from 10.8 percent in the prior year period primarily due to cost management and higher sales.
Year to Date
Year to date 2025 operating income decreased $163 million, or 8 percent, due to a $418 million decrease in segment operating income, primarily driven by a $477 million loss provision recorded on the B-21 program at Aeronautics Systems in the first quarter of 2025 and a $70 million increase in non-divestiture-related unallocated corporate expense. These decreases were partially offset by higher operating income due to the training services divestiture, including a $231 million pre-tax gain on sale and $20 million of unallocated corporate expense for unallowable state taxes and transaction costs, and a $114 million increase in the FAS/CAS operating adjustment. Operating margin rate declined to 10.1 percent from 10.6 percent reflecting the items above.
Year to date 2025 G&A costs as a percentage of sales decreased to 10.2 percent from 10.6 percent in the prior year period primarily due to cost management, partially offset by lower sales.
See “Segment Operating Results” below for further information by segment. For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
Current Quarter
Second quarter 2025 income tax expense increased $47 million, or 23 percent, due to higher earnings before income taxes, partially offset by a lower ETR. The second quarter 2025 ETR decreased to 17.7 percent from 18.0 percent in the prior year period primarily due to lower interest expense on unrecognized tax benefits and higher research credits, partially offset by additional income tax expense related to nondeductible goodwill in the divested training services business.
Year to Date
Year to date 2025 income tax expense decreased $43 million, or 11 percent, due to lower earnings before income taxes, partially offset by a higher ETR. The year to date 2025 ETR increased to 17.5 percent from 17.3 percent in the prior year period primarily due to additional income tax expense related to nondeductible goodwill in the divested training services business and lower benefits for FDII and employee share-based compensation. These increases were partially offset by higher research credits and lower interest expense on unrecognized tax benefits.
See Note 4 to the financial statements for additional information.
Net Earnings
Current Quarter
Second quarter 2025 net earnings increased $234 million, or 25 percent, primarily due to the $335 million increase in operating income described above, partially offset by a $47 million increase in income tax expense, a $30 million reduction in the non-operating FAS pension benefit and higher interest expense.
Year to Date
Year to date 2025 net earnings decreased $229 million, or 12 percent, primarily due to the $163 million decrease in operating income described above, a $68 million reduction in the non-operating FAS pension benefit and higher interest expense, partially offset by a $43 million decrease in income tax expense.
Diluted Earnings Per Share
Current Quarter
Second quarter 2025 diluted earnings per share increased 28 percent, reflecting a 25 percent increase in net earnings and a 3 percent reduction in weighted-average diluted shares outstanding.
Year to Date
Year to date 2025 diluted earnings per share decreased 10 percent, reflecting a 12 percent decrease in net earnings and a 3 percent reduction in weighted-average diluted shares outstanding.

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

	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2025	2024	Change	2025	2024	Change
Operating income	$1,425	$1,090	31%	$1,998	$2,161	(8)%
Operating margin rate	13.8%	10.7%		10.1%	10.6%
Reconciliation to segment operating income:
CAS pension expense	(117)	(65)	80%	(234)	(131)	79%
FAS pension service expense	54	59	(8)%	108	119	(9)%
FAS/CAS operating adjustment	(63)	(6)	950%	(126)	(12)	950%
Gain on sale of business	(231)	—	NM	(231)	—	NM
Training services divestiture - unallowable state taxes and transaction costs	19	—	NM	20	—	NM
Intangible asset amortization and PP&E step-up depreciation	21	24	(13)%	42	49	(14)%
Other unallocated corporate expense (income)	48	(7)	NM	84	7	1,100%
Unallocated corporate (income) expense	(143)	17	NM	(85)	56	NM
Segment operating income	$1,219	$1,101	11%	$1,787	$2,205	(19)%
Segment operating margin rate	11.8%	10.8%		9.0%	10.8%

NORTHROP GRUMMAN CORPORATION
Current Quarter
Second quarter 2025 segment operating income increased $118 million, or 11 percent, due to higher operating income at Mission Systems, Defense Systems and Aeronautics Systems, partially offset by lower operating income at Space Systems. Segment operating margin rate increased to 11.8 percent from 10.8 percent, due to higher operating margin rates at all four sectors.
Year to Date
Year to date 2025 segment operating income decreased $418 million, or 19 percent, due to lower operating income at Aeronautics Systems, primarily driven by a $477 million B-21 loss provision in the first quarter of 2025, and lower operating income at Space Systems, partially offset by higher operating income at Defense Systems and Mission Systems. Segment operating margin rate decreased to 9.0 percent from 10.8 percent, primarily due to the B-21 loss provision and a lower operating margin rate at Mission Systems, partially offset by higher operating margin rates at Defense Systems and Space Systems.
FAS/CAS Operating Adjustment
The second quarter 2025 and year to date 2025 FAS/CAS operating adjustment reflects higher CAS pension expense largely driven by plan asset returns in prior years and changes in certain CAS actuarial assumptions as of December 31, 2024.
Unallocated Corporate (Income) Expense
Current Quarter
The change in second quarter 2025 unallocated corporate (income) expense is primarily due to a $231 million gain on the sale of our training services business, partially offset by $19 million of unallowable state taxes and transaction costs associated with the divestiture. Non-divestiture-related unallocated corporate expense increased primarily due to higher deferred state tax expense associated with research and development expenditures and the utilization of state tax credit carryforwards, as well as the prior year including a $26 million increase in our estimated recovery of certain environmental remediation costs.
Year to Date
The change in year to date 2025 unallocated corporate (income) expense is primarily due to a $231 million gain on the sale of our training services business, partially offset by $20 million of unallowable state taxes and transaction costs associated with the divestiture. Non-divestiture-related unallocated corporate expense increased primarily due to higher deferred state tax expense associated with research and development expenditures and the utilization of state tax credit carryforwards, as well as the prior year including a $26 million increase in our estimated recovery of certain environmental remediation costs.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on segment operating income and margin rate.
The aggregate favorable and unfavorable EAC adjustments are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2025	2024	2025	2024
Favorable EAC adjustments	$404	$360	$728	$722
Unfavorable EAC adjustments	(278)	(322)	(702)	(590)
Net EAC adjustments	$126	$38	$26	$132

NORTHROP GRUMMAN CORPORATION
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2025	2024	2025	2024
Aeronautics Systems	$30	$41	$(159)	$117
Defense Systems	83	28	106	35
Mission Systems	5	(21)	42	(5)
Space Systems	13	(12)	42	(10)
Eliminations	(5)	2	(5)	(5)
Net EAC adjustments	$126	$38	$26	$132

AERONAUTICS SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2025	2024	Change	2025	2024	Change
Sales	$3,114	$3,060	2%	$5,928	$6,104	(3)%
Operating income	321	312	3%	138	618	(78)%
Operating margin rate	10.3%	10.2%		2.3%	10.1%
Sales
Current Quarter
Second quarter 2025 sales increased $54 million, or 2 percent, primarily due to higher volume on B-21 and ramp-up on the E-130J TACAMO (“TACAMO”) program, partially offset by lower volume on restricted programs and a decrease on F/A-18 as production nears completion.
Year to Date
Year to date 2025 sales decreased $176 million, or 3 percent, primarily due to lower volume on restricted programs, commercial aerostructures programs and F/A-18 as production nears completion, partially offset by a $116 million increase on TACAMO as that program ramps.
Operating Income
Current Quarter
Second quarter 2025 operating income increased $9 million, or 3 percent, primarily due to higher sales. Operating margin rate of 10.3 percent was comparable with the prior year period.
Year to Date
Year to date 2025 operating income decreased $480 million and operating margin rate decreased to 2.3 percent primarily due to the previously described $477 million loss provision recorded on the LRIP phase of the B-21 program in the first quarter of 2025, inclusive of a $226 million unfavorable EAC adjustment on the first and second LRIP lots.

DEFENSE SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2025	2024	Change	2025	2024	Change
Sales	$1,991	$1,859	7%	$3,796	$3,596	6%
Less: Training services sales	(40)	(72)		(112)	(156)
Organic sales	$1,951	$1,787	9%	$3,684	$3,440	7%

Operating income	$253	$191	32%	$432	$347	24%
Operating margin rate	12.7%	10.3%		11.4%	9.6%
Sales
Current Quarter
Second quarter 2025 sales increased $132 million, or 7 percent, principally due to higher sales on the Sentinel program and military ammunition programs.

NORTHROP GRUMMAN CORPORATION
Year to Date
Year to date 2025 sales increased $200 million, or 6 percent, principally due to a $145 million increase in sales on the Sentinel program and higher volume on military ammunition programs and the Poland Integrated Battle Command System (IBCS) program.
Operating Income
Current Quarter
Second quarter 2025 operating income increased $62 million, or 32 percent, primarily due to a higher operating margin rate and higher sales. Operating margin rate increased to 12.7 percent from 10.3 percent primarily due to higher net EAC adjustments, including a $76 million favorable EAC adjustment on the EMD phase of the Sentinel program largely related to our expectations for achieving certain contract incentives.
Year to Date
Year to date 2025 operating income increased $85 million, or 24 percent, primarily due to a higher operating margin rate and higher sales. Operating margin rate increased to 11.4 percent from 9.6 percent primarily due to higher net EAC adjustments, including the $76 million favorable EAC adjustment on the Sentinel program described above.

MISSION SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2025	2024	Change	2025	2024	Change
Sales	$3,157	$2,773	14%	$5,964	$5,432	10%
Operating income	441	361	22%	802	739	9%
Operating margin rate	14.0%	13.0%		13.4%	13.6%
Sales
Current Quarter
Second quarter 2025 sales increased $384 million, or 14 percent, primarily due to the timing of a restricted award, which liquidated inventory purchased in advance of the award to support customer schedule, as well as higher volume on marine systems, international ground-based radar, advanced technologies and navigation systems programs.
Year to Date
Year to date 2025 sales increased $532 million, or 10 percent, primarily due to the restricted award timing described above, higher volume on the Scalable Agile Beam Radar (SABR) program and marine systems programs, and ramp-up on international ground-based radar programs. These increases were partially offset by lower volume on restricted advanced microelectronics programs.
Operating Income
Current Quarter
Second quarter 2025 operating income increased $80 million, or 22 percent, due to higher sales and a higher operating margin rate. Operating margin rate increased to 14.0 percent from 13.0 percent, primarily due to higher net EAC adjustments driven by improved production efficiencies and program performance largely on airborne radar programs.
Year to Date
Year to date 2025 operating income increased $63 million, or 9 percent, primarily due to higher sales. Operating margin rate decreased to 13.4 percent from 13.6 percent, primarily due to investments made by the sector in connection with restricted business opportunities and lower volume on restricted advanced microelectronics programs, which more than offset higher net EAC adjustments.

NORTHROP GRUMMAN CORPORATION

SPACE SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2025	2024	Change	2025	2024	Change
Sales	$2,646	$3,002	(12)%	$5,214	$6,151	(15)%
Operating income	280	304	(8)%	563	634	(11)%
Operating margin rate	10.6%	10.1%		10.8%	10.3%
Sales
Current Quarter
Second quarter 2025 sales decreased $356 million, or 12 percent, primarily due to wind-down of work on the restricted space and Next Generation Interceptor (NGI) programs, which reduced sales by $283 million, as well as lower volume on Space Development Agency (SDA) satellite programs due to the timing of materials.
Year to Date
Year to date 2025 sales decreased $937 million, or 15 percent, primarily due to wind-down of work on the restricted space and NGI programs, which reduced sales by $511 million, as well as decreases for SDA satellite programs, Commercial Resupply Services (CRS) missions and other restricted space programs.
Operating Income
Current Quarter
Second quarter 2025 operating income decreased $24 million, or 8 percent, primarily due to lower sales, partially offset by a higher operating margin rate. Operating margin rate increased to 10.6 percent from 10.1 percent principally due to higher net EAC adjustments.
Year to Date
Year to date 2025 operating income decreased $71 million, or 11 percent, due to lower sales, partially offset by a higher operating margin rate. Operating margin rate increased to 10.8 percent from 10.3 percent principally due to higher net EAC adjustments.

NORTHROP GRUMMAN CORPORATION
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended June 30				Six Months Ended June 30
$ in millions	2025		2024		2025		2024
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$2,328	$2,109	$2,221	$2,028	$4,419	$4,467	$4,506	$4,087
Service	748	649	805	692	1,430	1,250	1,532	1,341
Intersegment eliminations	38	35	34	28	79	73	66	58
Total Aeronautics Systems	3,114	2,793	3,060	2,748	5,928	5,790	6,104	5,486
Defense Systems
Product	1,577	1,372	1,433	1,295	2,982	2,634	2,736	2,495
Service	361	319	381	333	716	643	773	678
Intersegment eliminations	53	47	45	40	98	87	87	76
Total Defense Systems	1,991	1,738	1,859	1,668	3,796	3,364	3,596	3,249
Mission Systems
Product	2,234	1,945	1,918	1,685	4,195	3,675	3,779	3,290
Service	582	483	558	475	1,093	917	1,079	921
Intersegment eliminations	341	288	297	252	676	570	574	482
Total Mission Systems	3,157	2,716	2,773	2,412	5,964	5,162	5,432	4,693
Space Systems
Product	2,119	1,893	2,504	2,254	4,183	3,722	5,157	4,629
Service	402	362	398	355	801	724	789	705
Intersegment eliminations	125	111	100	89	230	205	205	183
Total Space Systems	2,646	2,366	3,002	2,698	5,214	4,651	6,151	5,517
Segment Totals
Total Product	$8,258	$7,319	$8,076	$7,262	$15,779	$14,498	$16,178	$14,501
Total Service	2,093	1,813	2,142	1,855	4,040	3,534	4,173	3,645
Total Segment(1)	$10,351	$9,132	$10,218	$9,117	$19,819	$18,032	$20,351	$18,146
(1) A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
Current Quarter
Second quarter 2025 product sales increased $182 million, or 2 percent, primarily due to restricted award timing and higher volume on marine systems and international ground based radar programs at Mission Systems, higher sales on Sentinel and military ammunition programs at Defense Systems, and higher volume on the B-21 and TACAMO programs at Aeronautics Systems. These increases were partially offset by the wind-down of work on the restricted space and NGI programs at Space Systems.
Second quarter 2025 product costs increased $57 million, or 1 percent, consistent with the higher product sales described above and reflects a higher operating margin rate on product sales at all four sectors.

NORTHROP GRUMMAN CORPORATION
Year to Date
Year to date 2025 product sales decreased $399 million, or 2 percent, primarily due to wind-down of work on the restricted space and NGI programs and lower sales for CRS missions and other restricted programs at Space Systems, as well as lower volume on restricted programs at Aeronautics Systems. These decreases were partially offset by restricted award timing and higher volume on the SABR program at Mission Systems, as well as higher sales on Sentinel and military ammunition programs at Defense Systems.
Year to date 2025 product costs were comparable to the prior year, reflecting a lower operating margin rate principally due to the $477 million loss provision recorded on the B-21 program at Aeronautics Systems in the first quarter of 2025, partially offset by higher net EAC adjustments at Defense Systems largely driven by the Sentinel program.
Service Sales and Costs
Current Quarter
Second quarter 2025 service sales decreased $49 million, or 2 percent, primarily due to lower restricted sales at Aeronautics Systems and the training services divestiture at Defense Systems. Second quarter 2025 sales from the training services business, which were largely included in service sales, were $40 million as compared to $72 million in the prior year period.
Second quarter 2025 service costs decreased $42 million, or 2 percent, consistent with the lower service sales described above.
Year to Date
Year to date 2025 service sales decreased $133 million, or 3 percent, primarily due to lower restricted sales at Aeronautics Systems and the training services divestiture at Defense Systems. Year to date 2025 sales from the training services business, which were largely included in service sales, were $112 million as compared to $156 million in the prior year period.
Year to date 2025 service costs decreased $111 million, or 3 percent, consistent with the lower service sales described above.
BACKLOG
Backlog consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2025
Aeronautics Systems	$10,556	$12,988	$23,544	$25,202	(7)%
Defense Systems	8,205	18,824	27,029	26,614	2%
Mission Systems	11,899	5,645	17,544	16,443	7%
Space Systems	6,800	14,820	21,620	23,209	(7)%
Total backlog	$37,460	$52,277	$89,737	$91,468	(2)%
Second quarter and year to date 2025 net awards totaled $7.4 billion and $18.2 billion, respectively. Backlog totaled $89.7 billion and reflects a $150 million reduction of backlog in connection with the training services divestiture. Significant second quarter new awards include $1.8 billion for restricted programs (primarily at Mission Systems, Aeronautics Systems and Space Systems), $0.5 billion for F-35 (primarily at Mission Systems), $0.3 billion for the Guided Multiple Launch Rocket System (GMLRS) program, and $0.2 billion for Triton.
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
At June 30, 2025, we had $1.9 billion in cash and cash equivalents. We expect cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets through our shelf registration with the SEC, if needed, to be sufficient to provide liquidity to the company in the short-term and long-term. The company has a five-year senior unsecured credit facility in an

NORTHROP GRUMMAN CORPORATION
aggregate principal amount of $2.5 billion, and in April 2025, we renewed our one-year $500 million uncommitted credit facility. At June 30, 2025, there were no borrowings outstanding under these credit facilities; however, as of June 30, 2025, we had $570 million in commercial paper outstanding, which reduced the amount available for borrowing under our unsecured credit facility. In May 2025, we issued $1.0 billion of unsecured senior notes for general corporate purposes, including debt repayment, share repurchases, and working capital.
Cash Flow Measures
In addition to our cash position, we consider various cash flow measures in capital deployment decision-making, including cash provided by operating activities and free cash flow, a non-GAAP measure described in more detail below.
Operating Cash Flow
The table below summarizes key components of cash (used in) provided by operating activities:

	Six Months Ended June 30		%
$ in millions	2025	2024	Change
Net earnings	$1,655	$1,884	(12)%
B-21 loss provision	477	—	NM
Gain on sale of business	(231)	—	NM
Non-cash items(1)	444	215	107%
Pension and OPB contributions	(62)	(69)	(10)%
Changes in trade working capital	(2,990)	(1,327)	125%
Other, net	10	16	(38)%
Net cash (used in) provided by operating activities	$(697)	$719	(197)%
(1)Includes depreciation and amortization, stock based compensation expense, deferred income taxes and net periodic pension and OPB income.
Year to date 2025 net cash used in operating activities was $697 million compared to net cash provided by operating activities of $719 million in the prior year period, primarily due to $1.0 billion of higher net cash taxes, due, in part, to a $500 million federal tax refund received in the prior year, as well as increased trade working capital largely driven by the timing of collections and advance payments.
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
The table below reconciles net cash (used in) provided by operating activities to free cash flow:

	Six Months Ended June 30		%
$ in millions	2025	2024	Change
Net cash (used in) provided by operating activities	$(697)	$719	NM
Capital expenditures	(487)	(590)	(17)%
Free cash flow	$(1,184)	$129	NM
Year to date 2025 free cash flow decreased $1.3 billion as compared with the same period in 2024 principally due to a $1.4 billion increase in net cash used in operating activities, partially offset by a $103 million reduction in capital expenditures.

NORTHROP GRUMMAN CORPORATION
Investing Cash Flow
Year to date 2025 net cash used in investing activities decreased $399 million, or 68 percent, as compared with the same period in 2024 principally due to $333 million in proceeds from the sale of the training services business as well as lower capital expenditures.
Financing Cash Flow
Year to date 2025 net cash used in financing activities was $1.6 billion compared to net cash provided by financing activities of $34 million in the prior year period. This change is primarily due to a $2.4 billion net decrease in cash from long-term debt and commercial paper financing, partially offset by an $861 million decrease in share repurchases.
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

NORTHROP GRUMMAN CORPORATION
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

NORTHROP GRUMMAN CORPORATION
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chair, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2025, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended June 30, 2025, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes our repurchases of common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
March 29, 2025 - April 25, 2025	239,644	$494.64	239,644	$3,536
April 26, 2025 - May 23, 2025	294,944	$476.55	294,944	3,396
May 24, 2025 - June 27, 2025	264,644	$488.33	264,644	3,267
Total	799,232	$485.87	799,232	$3,267
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
Item 5. Other Information
During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as those terms are defined in Item 408 of Regulation S-K.

NORTHROP GRUMMAN CORPORATION
Item 6. Exhibits

4.1
Thirteenth Supplemental Indenture, dated as of May 29, 2025, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4.1 to Form 8-K filed May 29, 2025, File No. 001-16411)

4.2	Form of 4.650% Senior Note due 2030 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Form 8-K filed May 29, 2025, File No. 001-16411)

4.3	Form of 5.250% Senior Note due 2035 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to Form 8-K filed May 29, 2025, File No. 001-16411)

*+10.1	Non-Employee Director Compensation Term Sheet, effective May 21, 2025

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Kenneth B. Crews pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Kenneth B. Crews pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted as inline XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) Other Information. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: July 21, 2025