Form 10-Q
period 2025-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2025-10-21
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
As of October 16, 2025, 142,720,067 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2025	2024	2025	2024
Sales
Product	$8,369	$7,939	$24,148	$24,117
Service	2,054	2,057	6,094	6,230
Total sales	10,423	9,996	30,242	30,347
Operating costs and expenses
Product	6,631	6,280	19,523	19,079
Service	1,565	1,610	4,702	4,838
General and administrative expenses	985	986	3,008	3,149
Total operating costs and expenses	9,181	8,876	27,233	27,066
Gain on sale of business	—	—	231	—
Operating income	1,242	1,120	3,240	3,281
Other (expense) income
Interest expense	(161)	(161)	(490)	(461)
Non-operating FAS pension benefit	136	168	403	503
Other, net	106	61	175	142
Earnings before income taxes	1,323	1,188	3,328	3,465
Federal and foreign income tax expense	223	162	573	555
Net earnings	$1,100	$1,026	$2,755	$2,910

Basic earnings per share	$7.69	$7.02	$19.16	$19.73
Weighted-average common shares outstanding, in millions	143.1	146.2	143.8	147.5
Diluted earnings per share	$7.67	$7.00	$19.12	$19.69
Weighted-average diluted shares outstanding, in millions	143.5	146.5	144.1	147.8

Net earnings (from above)	$1,100	$1,026	$2,755	$2,910
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	2	2	11	2
Change in other, net	(1)	8	18	(10)
Other comprehensive income (loss), net of tax	1	10	29	(8)
Comprehensive income	$1,101	$1,036	$2,784	$2,902
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,957	$4,353
Accounts receivable, net	1,983	1,272
Unbilled receivables, net	7,030	5,908
Inventoried costs, net	1,615	1,455
Prepaid expenses and other current assets	1,520	1,286
Total current assets	14,105	14,274
Property, plant and equipment, net of accumulated depreciation of $9,430 for 2025 and $8,733 for 2024	10,542	10,536
Operating lease right-of-use assets	1,783	1,770
Goodwill	17,436	17,512
Intangible assets, net	220	254
Deferred tax assets	1,255	1,599
Pension and other postretirement benefit plan assets	2,501	2,184
Other non-current assets	1,458	1,230
Total assets	$49,300	$49,359

Liabilities
Trade accounts payable	$2,797	$2,599
Accrued employee compensation	1,946	2,271
Advance payments and billings in excess of costs incurred	3,562	4,070
Other current liabilities	4,413	5,188
Total current liabilities	12,718	14,128
Long-term debt, net of current portion of $533 for 2025 and $1,582 for 2024	15,162	14,692
Pension and other postretirement benefit plan liabilities	1,100	1,120
Operating lease liabilities	1,796	1,798
Other non-current liabilities	2,536	2,331
Total liabilities	33,312	34,069

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2025—142,790,278 and 2024—144,952,026	143	145
Paid-in capital	—	—
Retained earnings	15,968	15,297
Accumulated other comprehensive loss	(123)	(152)
Total shareholders’ equity	15,988	15,290
Total liabilities and shareholders’ equity	$49,300	$49,359
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
$ in millions	2025	2024
Operating activities
Net earnings	$2,755	$2,910
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,066	956
Stock-based compensation	65	72
Deferred income taxes	344	(387)
B-21 loss provision	477	—
Gain on sale of business	(231)	—
Net periodic pension and OPB income	(256)	(339)
Pension and OPB contributions	(94)	(93)
Changes in assets and liabilities:
Accounts receivable, net	(716)	(155)
Unbilled receivables, net	(1,240)	(825)
Inventoried costs, net	(179)	(542)
Prepaid expenses and other assets	(29)	(15)
Accounts payable and other liabilities	(642)	(915)
Income taxes payable, net	(421)	1,106
Other, net	(39)	37
Net cash provided by operating activities	860	1,810

Investing activities
Capital expenditures	(788)	(951)
Divestiture of training services business	333	—
Other, net	(36)	—
Net cash used in investing activities	(491)	(951)

Financing activities
Net proceeds from issuance of long-term debt	998	2,495
Payments of long-term debt	(1,500)	—
Common stock repurchases	(1,168)	(2,073)
Cash dividends paid	(964)	(887)
Payments of employee taxes withheld from share-based awards	(38)	(57)
Other, net	(93)	(120)
Net cash used in financing activities	(2,765)	(642)
(Decrease) increase in cash and cash equivalents	(2,396)	217
Cash and cash equivalents, beginning of year	4,353	3,109
Cash and cash equivalents, end of period	$1,957	$3,326
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2025	2024	2025	2024
Common stock
Beginning of period	$143	$146	$145	$150
Common stock repurchased	—	—	(2)	(4)
End of period	143	146	143	146
Paid-in capital
Beginning of period	—	—	—	—
End of period	—	—	—	—
Retained earnings
Beginning of period	15,452	14,301	15,297	14,773
Common stock repurchased	(278)	(313)	(1,150)	(2,076)
Net earnings	1,100	1,026	2,755	2,910
Dividends declared	(332)	(302)	(963)	(885)
Stock compensation	26	26	29	16
End of period	15,968	14,738	15,968	14,738
Accumulated other comprehensive loss
Beginning of period	(124)	(146)	(152)	(128)
Other comprehensive income (loss), net of tax	1	10	29	(8)
End of period	(123)	(136)	(123)	(136)
Total shareholders’ equity	$15,988	$14,748	$15,988	$14,748
Cash dividends declared per share	$2.31	$2.06	$6.68	$5.99
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
B-21 Program
During the fourth quarter of 2023, we recognized a projected loss of $1.56 billion across the five low-rate initial production (LRIP) options on the B-21 program. During the first quarter of 2025, we recognized an additional $477 million loss across the five LRIP options. As of September 30, 2025, the remaining loss accrual on the B-21 program totaled $1.6 billion, which is included in Other current liabilities.
Net EAC Adjustments
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share data	2025	2024	2025	2024
Revenue	$181	$131	$383	$242
Operating income	81	136	107	268
Net earnings(1)	64	107	85	212
Diluted earnings per share(1)	0.45	0.73	0.59	1.43
(1)Based on a 21 percent federal statutory tax rate.
EAC adjustments on a single performance obligation can have a significant effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. During the third quarter of 2025, the company recorded a $122 million unfavorable EAC adjustment on the first and second LRIP lots of the B-21 program at Aeronautics Systems largely driven by higher-than-expected costs to produce the EMD flight test aircraft, which increased our estimates to manufacture the LRIP units; this EAC adjustment was largely offset by a reduction in our loss contingency accrual on the remaining LRIP lots due to a contract restructure that occurred during the third quarter of 2025. Also during the third quarter of 2025, the company recorded a $68 million favorable EAC adjustment in the restricted advanced microelectronics portfolio at Mission Systems largely driven by program efficiencies and risk mitigations. During the second quarter of 2025, the company recorded a $76 million favorable EAC adjustment on the engineering and manufacturing development (EMD) phase of the Sentinel program at Defense Systems. During the first quarter of 2025, the company recorded a $226 million unfavorable EAC adjustment on the first and second LRIP lots of the B-21 program at Aeronautics Systems. During the third quarter of 2024, the company recorded a $39 million favorable EAC adjustment on the HALO program at Space Systems.
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
Company backlog as of September 30, 2025 was $91.4 billion and reflects a $150 million reduction to backlog in connection with the training services divestiture during the second quarter of 2025. Of our September 30, 2025 backlog, we expect to recognize approximately 40 percent as revenue over the next 12 months and 65 percent as revenue over the next 24 months, with the remainder to be recognized thereafter.
Contract Assets and Liabilities
For each of the company’s contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Contract assets are equivalent to and reflected as Unbilled receivables in the unaudited condensed consolidated statements of financial position and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Contract liabilities are equivalent to and reflected as Advance payments and billings in excess of costs incurred in the unaudited condensed consolidated statements of financial position. The amount of revenue recognized for the three and nine months ended September 30, 2025 that was included in the December 31, 2024 contract liability balance was $431 million and $3.1 billion, respectively. The amount of revenue recognized for the three and nine months ended September 30, 2024 that was included in the December 31, 2023 contract liability balance was $354 million and $3.4 billion, respectively.

NORTHROP GRUMMAN CORPORATION
Disaggregation of Revenue
See Note 10 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Property, Plant, and Equipment
Non-cash investing activities for the nine months ended September 30, 2025 and 2024 include capital expenditures incurred but not yet paid of $140 million and $251 million, respectively.
Leases
As of September 30, 2025, we have approximately $1.3 billion in rental commitments for real estate leases that have not yet commenced. These leases are expected to commence between 2025 and 2027 with lease terms of 5 to 26 years.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows:

$ in millions	September 30, 2025	December 31, 2024
Cumulative translation adjustment	$(129)	$(140)
Other, net	6	(12)
Total accumulated other comprehensive loss	$(123)	$(152)
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
On September 18, 2025, the FASB issued ASU No. 2025-06 Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40). ASU 2025-06 removes references to prescriptive and sequential development stages, requiring companies to capitalize internal-use software costs when management commits to funding the software project and it is probable the project will be completed. ASU 2025-06 will be effective for annual and interim periods beginning January 1, 2028, and can be applied on a prospective, modified prospective, or retrospective basis. We are currently evaluating the potential impact of ASU 2025-06 on the company’s consolidated financial position, results of operations and cash flows.
Other accounting standards updates adopted and/or issued, but not effective until after September 30, 2025, are not expected to have a material effect on the company’s consolidated financial position, results of operations and/or cash flows.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.

NORTHROP GRUMMAN CORPORATION
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.4 million shares and 0.3 million shares for the three and nine months ended September 30, 2025, respectively. The dilutive effect of these securities totaled 0.3 million shares for each of the three and nine months ended September 30, 2024.
Share Repurchases
Share Repurchase Programs
On January 24, 2022, the company’s board of directors authorized a share repurchase program of up to $2.0 billion in share repurchases of the company’s common stock (the “2022 Repurchase Program”). Repurchases under the 2022 Repurchase Program commenced in April 2023 and were completed in February 2024.
On December 6, 2023, the company’s board of directors authorized a new share repurchase program of up to an additional $2.5 billion in share repurchases of the company’s common stock (the “2023 Repurchase Program”). Repurchases under the 2023 Repurchase Program commenced in February 2024 and were completed in September 2025.
On December 11, 2024, the company’s board of directors authorized a new share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock (the “2024 Repurchase Program”). Repurchases under the 2024 Repurchase Program commenced in September 2025 upon completion of the 2023 Repurchase Program. As of September 30, 2025, repurchases under the 2024 Repurchase Program totaled $8 million; $2.99 billion remained under this share repurchase authorization. By its terms, the 2024 Repurchase Program will expire when we have used all authorized funds for repurchases.
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
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Nine Months Ended September 30
					2025	2024
January 24, 2022	$2,000	4.4	$455.01	February 2024	—	2.5
December 6, 2023	$2,500	5.2	$482.41	September 2025	2.3	2.0
December 11, 2024	$3,000	—	$589.50		—	—
(1)Excludes brokerage commissions and other costs of execution, including taxes.
Dividends on Common Stock
In May 2025, the company increased the quarterly common stock dividend 12 percent to $2.31 per share from the previous amount of $2.06 per share.

NORTHROP GRUMMAN CORPORATION
3.    INVENTORIED COSTS, NET
Inventoried costs, net consist of the following:

$ in millions	September 30, 2025	December 31, 2024
Raw materials	$340	$293
Work in process	1,203	1,118
Finished goods	72	44
Inventoried costs, net	$1,615	$1,455
4.    INCOME TAXES
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of research and development expenditures under Internal Revenue Code (IRC) Section 174 (reinstating full expensing beginning in 2025), extension of bonus depreciation, and revisions to international tax regimes. The company recognized the income tax effects of the OBBBA in its third quarter 2025 financial statements.

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2025	2024	2025	2024
Federal and foreign income tax expense	$223	$162	$573	$555
Effective income tax rate	16.9%	13.6%	17.2%	16.0%
Current Quarter
Third quarter 2025 income tax expense increased $61 million, or 38 percent, due to a higher effective tax rate (ETR) and higher earnings before income taxes. The third quarter 2025 ETR increased to 16.9 percent from 13.6 percent primarily due to the prior year ETR reflecting a net reduction in tax reserves largely due to a federal court decision in 2024 as well as a reduction in research credits in the current year due to enactment of the OBBBA, partially offset by lower interest expense on unrecognized tax benefits. The third quarter 2025 ETR includes benefits of $66 million for research credits and $16 million for foreign derived intangible income (FDII), partially offset by $19 million of interest expense on unrecognized tax benefits. The third quarter 2024 ETR included benefits of $191 million for research credits, partially offset by $64 million of interest expense on unrecognized tax benefits and $41 million in tax expense related to FDII.
Year to Date
Year to date 2025 income tax expense increased $18 million, or 3 percent, due to a higher ETR, which more than offset lower earnings before income taxes. The year to date 2025 ETR increased to 17.2 percent from 16.0 percent primarily due to the prior year ETR reflecting a net reduction in tax reserves largely due to a federal court decision in 2024 as well as additional income tax expense in the current year related to nondeductible goodwill in the divested training services business, partially offset by lower interest expense on unrecognized tax benefits. The year to date 2025 ETR includes benefits of $169 million for research credits and $34 million for FDII, partially offset by $53 million of interest expense on unrecognized tax benefits and $17 million of tax expense related to nondeductible goodwill in the divested business. The year to date 2024 ETR included benefits of $280 million for research credits, partially offset by $110 million of interest expense on unrecognized tax benefits and $11 million in tax expense related to FDII.
Taxes receivable, which are included in Prepaid expenses and other current assets in the unaudited condensed consolidated statements of financial position, were $786 million as of September 30, 2025 and $517 million as of December 31, 2024. Enactment of the OBBBA resulted in an increase of $346 million to taxes receivable and a decrease of $383 million to deferred tax assets as of September 30, 2025.
During 2025, we increased our unrecognized tax benefits by approximately $180 million principally in connection with state apportionment matters and research credits. It is reasonably possible that within the next 12 months the company’s unrecognized tax benefits may increase by approximately $90 million.

NORTHROP GRUMMAN CORPORATION
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
The Organization for Economic Co-operation and Development issued Pillar Two model rules for a global minimum tax of 15% effective January 1, 2024. Pillar Two had no impact on our third quarter or year to date 2025 or 2024 ETR, and we do not currently expect Pillar Two to significantly impact our ETR going forward.
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
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	September 30, 2025				December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Marketable securities	$496	$—	$14	$510	$325	$—	$14	$339
Marketable securities valued using NAV				6				8
Total marketable securities	496	—	14	516	325	—	14	347
Derivatives	—	7	—	7	—	(11)	—	(11)
During the third quarter of 2025, the company transferred $50 million of securities from Level 3 to Level 1 in connection with the initial public offering (“IPO”) of a company in which we hold an investment. As of September 30, 2025, the company’s investment was valued at $115 million. The company is prohibited from selling this investment until the first quarter of 2026. There were no other transfers of financial instruments into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2025.
Unrealized gains and losses from marketable securities, which are reflected in Other, net on the unaudited condensed consolidated statement of earnings and comprehensive income, were $82 million and $92 million for the three and nine months ended September 30, 2025, respectively. Unrealized gains and losses from marketable securities were not material for the three and nine months ended September 30, 2024.
The notional value of the company’s foreign currency forward contracts at September 30, 2025 and December 31, 2024 was $334 million and $399 million, respectively. The portion of notional value designated as a cash flow hedge at September 30, 2025 and December 31, 2024 was $241 million and $273 million, respectively.
The derivative fair values and related unrealized gains/losses at September 30, 2025 and December 31, 2024 were not material.
The carrying value of cash and cash equivalents approximates fair value.
Long-term Debt
The estimated fair value of the company’s long-term debt was $15.1 billion and $15.3 billion as of September 30, 2025 and December 31, 2024, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt

NORTHROP GRUMMAN CORPORATION
arrangements. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
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
6.    INVESTIGATIONS, CLAIMS AND LITIGATION
For over 25 years, the company has worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation, the New York State Department of Health and other federal, state and local governmental authorities, to address environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. We have incurred, and expect to continue to incur, as included in Note 7, substantial remediation costs related to these Bethpage environmental conditions, including potential costs relating to unanticipated developments such as new discoveries of potential contaminants. It is also possible that applicable remediation standards and other requirements to which we are subject may continue to change, and that our costs may increase materially. In 2022, we resolved several disputes and regulatory proceedings concerning the scope and allocation of remediation responsibilities and costs related to this site and we continue remediation consistent with agreements through which those disputes were resolved. The company continues to be involved in other remediation-related disputes, none of which are material individually or in the aggregate. We are also a party to various individual lawsuits and a putative class action in the Eastern District of New York alleging personal injury and property damage related to the legacy Bethpage environmental conditions (the “Bethpage EDNY cases”). The court has stayed the filed individual lawsuits, pending its decision on class certification. Although the court has ordered supplemental briefing on pending class certification and expert motions in the putative class action, the parties remain engaged in a mediation. We are also a party, and may become a party, to other lawsuits brought by or against insurance carriers, and by other individual plaintiffs and/or putative classes, as well as other parties. We cannot at this time predict or reasonably estimate the potential outcomes or ranges of possible liability of the Bethpage EDNY cases.
The company received from the U.S. Department of Justice (DOJ) a criminal subpoena on December 9, 2022, and a civil investigative demand (CID) on February 2, 2023, both seeking information regarding financial and cost accounting and controls focused on the interest rate assumptions the company used to determine our U.S. Government Cost Accounting Standards (CAS) pension expense, which we discuss in Note 7 below. The company is engaging with the government and responding to the requests. We cannot at this point predict the outcome of these matters.
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited

NORTHROP GRUMMAN CORPORATION
condensed consolidated financial position as of September 30, 2025, or its annual results of operations and/or cash flows.
7.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of September 30, 2025, or its annual results of operations and/or cash flows.
In 2019, the Defense Contract Management Agency (DCMA) raised questions about an interest rate assumption used by the company to determine our CAS pension expense. On June 1, 2020, DCMA provided written notice that the assumptions the company used during the period 2013-2019 were potentially noncompliant with CAS. We submitted a formal response on July 31, 2020, which we believed demonstrates the appropriateness of the assumptions used. On November 24, 2020, DCMA replied to the company’s response, disagreeing with our position and requesting additional input, which we provided on February 22, 2021. We subsequently continued to exchange correspondence and engage with DCMA on this matter, including responding to requests for and providing additional information. On February 15, 2024, DCMA sent to the company a Contracting Officer’s determination of noncompliance with CAS, which is an interim, non-final determination, and the parties engaged in discussions. In addition, as noted in Note 6 above, the company received from the DOJ a criminal subpoena on December 9, 2022 and a CID on February 2, 2023, both seeking information related to the interest rate assumptions at issue in our discussions with DCMA. The company has responded to requests and expects to continue discussions with the DOJ and DCMA as these matters progress. We cannot at this point predict the outcome of these matters. The sensitivity to changes in interest rate assumptions makes it reasonably possible the outcome of these matters could have a material adverse effect on our financial position, results of operations and/or cash flows, although we are not currently able to estimate a range of any potential loss.
Environmental Matters
The table below summarizes the amount accrued for environmental remediation costs, management’s estimate of the amount of reasonably possible future costs in excess of accrued costs and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of September 30, 2025 and December 31, 2024:

$ in millions	Accrued Costs(1)(2)	Reasonably Possible Future Costs in Excess of Accrued Costs(2)	Deferred Costs(3)
September 30, 2025	$567	$387	$522
December 31, 2024	546	377	507
(1) As of September 30, 2025, $198 million is recorded in Other current liabilities and $369 million is recorded in Other non-current liabilities.
(2) Estimated remediation costs are not discounted to present value. The reasonably possible future costs in excess of accrued costs do not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.
(3) As of September 30, 2025, $184 million is deferred in Prepaid expenses and other current assets and $338 million is deferred in Other non-current assets. These amounts are evaluated for recoverability on a routine basis.
Although management cannot predict whether (i) new information gained as our environmental remediation projects progress, (ii) changes in remediation standards or other requirements to which we are subject, or (iii) other changes in facts and circumstances will materially affect the estimated liability accrued, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of September 30, 2025, or its annual results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At September 30, 2025, there were $598 million of stand-by letters of credit and guarantees and $269 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing. In September 2025, the company amended its commercial paper program to increase its capacity to issue unsecured commercial paper notes from $2.5 billion to $3.0 billion. At September 30, 2025, there were no commercial paper borrowings outstanding.
Credit Facilities
In September 2025, the company entered into a new five-year senior unsecured revolving credit facility in an aggregate principal amount of $3.0 billion (the “2025 Credit Agreement”). The 2025 Credit Agreement replaced the company’s prior five-year, $2.5 billion revolving credit facility entered into in August 2022. The revolving credit facility established under the 2025 Credit Agreement is intended to support the company's commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for borrowing under the 2025 Credit Agreement. At September 30, 2025, there were no borrowings outstanding under this facility.
The 2025 Credit Agreement contains generally customary terms and conditions, including covenants restricting the company’s ability to sell all or substantially all of its assets, merge or consolidate with another entity or undertake other fundamental changes and incur liens. The company also cannot permit the ratio of its debt to capitalization (as set forth in the credit agreement) to exceed 65 percent.
At September 30, 2025, the company was in compliance with all covenants under its credit agreements.
8.    RETIREMENT BENEFITS
The cost to the company of its pension and other postretirement benefit (OPB) plans is shown in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		OPB		Pension Benefits		OPB
$ in millions	2025	2024	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost (benefit)
Service cost	$55	$60	$1	$1	$163	$179	$3	$3
Interest cost	404	381	16	15	1,209	1,144	47	46
Expected return on plan assets	(540)	(549)	(22)	(21)	(1,619)	(1,647)	(64)	(64)
Amortization of prior service credit	—	—	(1)	—	—	—	(2)	—
Other	—	—	—	—	7	—	—	—
Net periodic benefit cost (benefit)	$(81)	$(108)	$(6)	$(5)	$(240)	$(324)	$(16)	$(15)
Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2025	2024	2025	2024
Defined benefit pension plans	$25	$17	$67	$66
OPB plans	7	7	27	27
Defined contribution plans	133	136	517	517

NORTHROP GRUMMAN CORPORATION
9.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company’s long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Nine Months Ended September 30
in millions	2025	2024
RSRs granted	0.1	0.1
RPSRs granted	0.1	0.2
Grant date aggregate fair value	$104	$109
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
Cash Awards
The following table presents the minimum and maximum aggregate payout amounts related to cash units (CUs) and cash performance units (CPUs) granted to employees in the periods presented:

	Nine Months Ended September 30
$ in millions	2025	2024
Minimum aggregate payout amount	$35	$35
Maximum aggregate payout amount	199	200
CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based on the achievement of certain performance metrics over a three-year period.

NORTHROP GRUMMAN CORPORATION
10.    SEGMENT INFORMATION
The following table presents sales, operating costs and expenses, and operating income by segment:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2025	2024	2025	2024
Aeronautics Systems
Sales	$3,142	$2,961	$9,070	$9,065
Operating costs and expenses:
Product	2,108	1,956	6,575	6,043
Service	690	666	1,940	2,007
Intersegment	39	30	112	88
Aeronautics Systems operating income	305	309	443	927
Defense Systems
Sales	2,059	1,800	5,855	5,396
Operating costs and expenses:
Product	1,483	1,269	4,117	3,764
Service	297	333	940	1,011
Intersegment	45	38	132	114
Defense Systems operating income	234	160	666	507
Mission Systems
Sales	3,093	2,823	9,057	8,255
Operating costs and expenses:
Product	1,825	1,747	5,500	5,037
Service	466	451	1,383	1,372
Intersegment	287	235	857	717
Mission Systems operating income	515	390	1,317	1,129
Space Systems
Sales	2,698	2,870	7,912	9,021
Operating costs and expenses:
Product	1,980	2,077	5,702	6,706
Service	297	351	1,021	1,056
Intersegment	123	97	328	280
Space Systems operating income	298	345	861	979
Intersegment profit eliminations	(75)	(58)	(223)	(191)
Total segment operating income	1,277	1,146	3,064	3,351
FAS/CAS operating adjustment	67	20	193	32
Unallocated corporate expense	(102)	(46)	(17)	(102)
Total operating income	1,242	1,120	3,240	3,281
Other (expense) income
Interest expense	(161)	(161)	(490)	(461)
Non-operating FAS pension benefit	136	168	403	503
Other, net	106	61	175	142
Earnings before income taxes	$1,323	$1,188	$3,328	$3,465

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

NORTHROP GRUMMAN CORPORATION
Disaggregation of Revenue

Sales by Customer Type	Three Months Ended September 30				Nine Months Ended September 30
	2025		2024		2025		2024
$ in millions	$	%(3)	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$2,530	82%	$2,451	84%	$7,346	82%	$7,641	85%
International(2)	564	18%	470	16%	1,586	18%	1,309	15%
Other customers	6	—%	7	—%	17	—%	16	—%
Intersegment sales	42		33		121		99
Aeronautics Systems sales	3,142		2,961		9,070		9,065
Defense Systems
U.S. government(1)	1,570	78%	1,472	84%	4,632	81%	4,435	84%
International(2)	419	21%	271	15%	1,013	18%	777	15%
Other customers	19	1%	14	1%	61	1%	54	1%
Intersegment sales	51		43		149		130
Defense Systems sales	2,059		1,800		5,855		5,396
Mission Systems
U.S. government(1)	2,166	79%	2,093	82%	6,421	80%	6,033	81%
International(2)	557	20%	427	17%	1,537	19%	1,308	18%
Other customers	31	1%	28	1%	84	1%	65	1%
Intersegment sales	339		275		1,015		849
Mission Systems sales	3,093		2,823		9,057		8,255
Space Systems
U.S. government(1)	2,366	93%	2,606	94%	7,024	93%	8,245	95%
International(2)	63	2%	50	2%	154	2%	171	2%
Other customers	132	5%	107	4%	367	5%	293	3%
Intersegment sales	137		107		367		312
Space Systems sales	2,698		2,870		7,912		9,021
Total
U.S. government(1)	8,632	83%	8,622	86%	25,423	84%	26,354	87%
International(2)	1,603	15%	1,218	12%	4,290	14%	3,565	12%
Other customers	188	2%	156	2%	529	2%	428	1%
Total Sales	$10,423		$9,996		$30,242		$30,347
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
(3) Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended September 30				Nine Months Ended September 30
	2025		2024		2025		2024
$ in millions	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$1,454	47%	$1,321	45%	$4,254	48%	$4,080	46%
Fixed-price	1,646	53%	1,607	55%	4,695	52%	4,886	54%
Intersegment sales	42		33		121		99
Aeronautics Systems sales	3,142		2,961		9,070		9,065
Defense Systems
Cost-type	1,028	51%	965	55%	3,077	54%	2,843	54%
Fixed-price	980	49%	792	45%	2,629	46%	2,423	46%
Intersegment sales	51		43		149		130
Defense Systems sales	2,059		1,800		5,855		5,396
Mission Systems
Cost-type	1,219	44%	1,216	48%	3,788	47%	3,390	46%
Fixed-price	1,535	56%	1,332	52%	4,254	53%	4,016	54%
Intersegment sales	339		275		1,015		849
Mission Systems sales	3,093		2,823		9,057		8,255
Space Systems
Cost-type	1,351	53%	1,750	63%	4,453	59%	5,429	62%
Fixed-price	1,210	47%	1,013	37%	3,092	41%	3,280	38%
Intersegment sales	137		107		367		312
Space Systems sales	2,698		2,870		7,912		9,021
Total
Cost-type	5,052	48%	5,252	53%	15,572	51%	15,742	52%
Fixed-price	5,371	52%	4,744	47%	14,670	49%	14,605	48%
Total Sales	$10,423		$9,996		$30,242		$30,347
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Three Months Ended September 30				Nine Months Ended September 30
	2025		2024		2025		2024
$ in millions	$	%(3)	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
United States(1)	$2,536	82%	$2,458	84%	$7,363	82%	$7,657	85%
Asia/Pacific	221	7%	200	7%	647	7%	534	6%
Europe	321	10%	259	9%	891	10%	749	9%
Other geographic regions(2)	22	1%	11	—%	48	1%	26	—%
Intersegment sales	42		33		121		99
Aeronautics Systems sales	3,142		2,961		9,070		9,065
Defense Systems
United States(1)	1,589	79%	1,486	85%	4,693	82%	4,489	85%
Asia/Pacific	111	6%	74	4%	271	5%	204	4%
Europe	251	12%	144	8%	589	10%	440	8%
Other geographic regions(2)	57	3%	53	3%	153	3%	133	3%
Intersegment sales	51		43		149		130
Defense Systems sales	2,059		1,800		5,855		5,396
Mission Systems
United States(1)	2,197	80%	2,121	83%	6,505	81%	6,098	82%
Asia/Pacific	147	5%	98	4%	407	5%	346	5%
Europe	318	12%	246	10%	820	10%	727	10%
Other geographic regions(2)	92	3%	83	3%	310	4%	235	3%
Intersegment sales	339		275		1,015		849
Mission Systems sales	3,093		2,823		9,057		8,255
Space Systems
United States(1)	2,498	98%	2,713	98%	7,391	98%	8,538	98%
Asia/Pacific	25	1%	6	—%	48	1%	30	1%
Europe	28	1%	36	1%	74	1%	112	1%
Other geographic regions(2)	10	—%	8	1%	32	—%	29	—%
Intersegment sales	137		107		367		312
Space Systems sales	2,698		2,870		7,912		9,021
Total
United States(1)	8,820	85%	8,778	88%	25,952	86%	26,782	88%
Asia/Pacific	504	5%	378	4%	1,373	4%	1,114	4%
Europe	918	8%	685	7%	2,374	8%	2,028	7%
Other geographic regions(2)	181	2%	155	1%	543	2%	423	1%
Total Sales	$10,423		$9,996		$30,242		$30,347
(1)No country other than the United States represents greater than 10% of total company sales.
(2)Other geographic regions are principally comprised of the Middle East.
(3)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION
Capital Expenditures and Depreciation and Amortization
The following table presents capital expenditures and depreciation and amortization for each of our reportable segments and for Corporate:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2025	2024	2025	2024
Capital Expenditures
Aeronautics Systems	$102	$139	$250	$339
Defense Systems	21	24	44	46
Mission Systems	66	62	152	143
Space Systems	70	128	251	401
Corporate (1)	42	8	91	22
Total capital expenditures	$301	$361	$788	$951
Depreciation and Amortization
Aeronautics Systems	$92	$92	$273	$266
Defense Systems	47	44	132	129
Mission Systems	71	64	206	188
Space Systems	98	86	261	246
Corporate (1)	71	45	194	127
Total depreciation and amortization	$379	$331	$1,066	$956
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
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of September 30, 2025, and the related condensed consolidated statements of earnings and comprehensive income and changes in shareholders’ equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and of cash flows for the nine-month periods ended September 30, 2025 and 2024 and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
October 20, 2025

NORTHROP GRUMMAN CORPORATION
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global aerospace and defense technology company. We deliver a broad range of products, services and solutions to U.S. and international customers, and principally to the U.S Department of War (“DoW”, formerly referred to as the Department of Defense) and intelligence community. Our broad portfolio is aligned to support national security priorities and our solutions equip our customers with capabilities they need to connect, protect and advance humanity.
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
The conflict in Ukraine and threats elsewhere, particularly in the Middle East and the Pacific region, have increased global tensions and instability and highlighted security requirements globally, including in Europe, the Middle East and the Pacific region, as well as the U.S. These conflicts have resulted in and may continue to result in increased demand for defense products and services from allies and partner nations, particularly in those regions. For example, we have experienced an increase in demand for certain of our products and services directly and indirectly related to the conflict in Ukraine. We continue to monitor developments in these regions, but have not experienced, and do not anticipate experiencing, significant adverse financial impacts directly from these conflicts.
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
In addition, an overall increase in interest rates in recent years has raised the cost of borrowing for governments, and if rates increase or remain elevated, it could impact government spending priorities (in the U.S. and allied countries, in particular), including the demand for defense products. Economic tensions and changes in international trade policies, including, for example, the widespread tariffs announced this year by the U.S. on its major trading partners, higher tariffs on imported goods and materials and actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), could also further impact the global market for defense products, services and solutions. The full impact of these governmental actions on macroeconomic conditions and on our business is uncertain, difficult to predict and depends on a number of factors, including the extent and duration of tariffs, any reversal or temporary suspension of announced tariffs, the availability of exemptions, changes in the amount and scope of tariffs, the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies, and possible resulting general inflationary pressures in the global economy. We are continuing to monitor the impact on our business, suppliers and customers, but do not believe that the tariffs in effect at this time will have a material adverse effect on our business.
U.S. Political, Budget and Regulatory Environment
The U.S. continues to face an uncertain and evolving political, budget and regulatory environment. In particular, it is difficult to predict the specific course of future defense budgets. Current and future requirements related to the conflict in Ukraine, threats in the Middle East and the Pacific region and other security priorities, as well as the macroeconomic environment, the national debt, and other domestic priorities, among other things, in the U.S. and globally, will continue to impact our customers’ budgets, spending and priorities, and our industry. The U.S. political environment may also impact defense budgets and priorities, issues related to the national debt, and government spending more broadly. We anticipate that issues related to budgetary priorities, defense spending levels and the debt ceiling will continue to be subjects of considerable debate, with a potentially significant impact on our programs and the company.
On March 15, 2025, the Full-Year Continuing Appropriations and Extensions Act, 2025 was enacted to continue funding the government through the remainder of FY 2025. The full-year continuing resolution generally maintained FY 2024 funding levels, but included an increase of $6 billion in defense spending and a decrease of $13 billion in non-defense spending compared to FY 2024 funding levels. The full-year continuing resolution provided the DoW with significant flexibility to allocate and spend funds, including authority to initiate new programs if certain requirements were met.
In the second quarter of 2025, the Presidential Administration (the “Administration”) submitted its budget request for FY 2026. The request includes approximately $1 trillion for national security, approximately $962 billion of which is for the DoW, with $113 billion of such DoW funds included in the reconciliation bill described below. The budget request for the DoW reflects an increase of 11.8 percent, or $101.6 billion, above FY 2025 enacted levels. Congress is evaluating the Administration’s budget request as it drafts authorization and appropriations legislation for FY 2026. On July 4, 2025, the FY 2025 reconciliation bill titled the One Big Beautiful Bill Act was enacted. The OBBBA allocates approximately $150 billion in funds for defense spending, including funding for air and missile defense, munitions, shipbuilding and supply chains and other military capabilities, and the appropriated funds will remain available to be obligated until September 30, 2029 and expended through FY 2034. The OBBBA is expected to result in increased investments by the DoW in defense modernization projects and Pacific region deterrence, among other programs. See Note 4 to the financial statements for additional information on key income tax provisions of the OBBBA.
Appropriations for FY 2026 were not enacted by September 30, 2025, and on October 1, 2025, the U.S. Government entered a shutdown, which is ongoing. Consistent with federal guidelines, we are continuing to perform work on existing contracts funded with appropriations from prior fiscal years. In addition, we may be expected to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments, for example if funding from prior year appropriations has been exhausted and appropriations legislation or a continuing resolution for FY 2026 has not been enacted. If a prolonged government shutdown occurs, it could result in program disruptions, limit the U.S. Government’s ability to progress programs and make timely payments and impact new program starts. A prolonged shutdown could have significant

NORTHROP GRUMMAN CORPORATION
consequences for our company, our employees, our suppliers and our industry and could result in delayed cash collections and/or have a material adverse effect on our financial position, results of operations and/or cash flows.
The Administration has issued numerous executive orders, including orders that direct executive departments and agencies to put in place a regulatory freeze on pending rules, to effectuate the repeal of any regulation that an agency determines is unlawful, to undertake a comprehensive overhaul of the Federal Acquisition Regulation and to reform the DoW defense acquisition process. Some of the Administration’s executive orders are subject to ongoing court challenges. Implementation of certain of these executive orders could adversely affect our business or create a more challenging or costly regulatory, operating and economic environment. For example, on April 9, 2025, the President signed an executive order entitled Modernizing Defense Acquisitions and Spurring Innovation in the Defense Industrial Base. The executive order directs the Secretary of War to submit a plan for expediting DoW acquisitions that relies on existing authorities. According to the executive order, the plan, among other things, should include a first preference for commercial solutions and a general preference for Other Transaction Authority procurements. In addition, the executive order directs the DoW to review all major defense acquisition programs (MDAP). Any program that is more than 15% behind schedule or over cost based on the current Acquisition Program Baseline, unable to meet key performance parameters, or unaligned with the Secretary of War’s mission priorities will be considered for potential cancellation. Implementation of this executive order, including changes in DoW priorities or regulations and results of the MDAP review, could lead to contract cancellations, disruptions and/or stop work orders, which could have a material adverse effect on our financial position, results of operations and/or cash flows.
In light of the ongoing conflicts and heightened global instability as well as political tensions and related legal challenges, we expect continued uncertainty in the global security, U.S. political, budget and regulatory environment. Initiatives to reduce governmental spending, federal budget and debt ceiling action, and further changes in U.S. government policy positions, including trade policy, tax policy and DoW policies or priorities, could materially impact defense spending broadly and the company’s programs in particular.
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
During the fourth quarter of 2023, we recognized a projected loss of $1.56 billion across the five LRIP options. During the first quarter of 2025, we recognized an additional $477 million loss across the five LRIP options. During the third quarter of 2025, we again reviewed our estimated profitability on the LRIP phase of the program and made no significant changes to the previously recognized loss. However, we experienced higher-than-expected costs to produce the EMD flight test aircraft, which increased our estimate to manufacture the LRIP units; this cost increase was largely offset by a reduction in our expected loss on the remaining LRIP lots due to a contract restructure that occurred during the third quarter of 2025.
The company’s third quarter 2025 results reflect our current best estimate of cost to complete the LRIP and NTE aircraft, as well as the outcome of ongoing discussions with our suppliers. If our estimated cost to complete the aircraft changes, if we reach an agreement with the customer regarding an accelerated production rate, or if our assumptions regarding contract performance, quantities, supplier negotiations, or funding to mitigate the impact of macroeconomic disruptions are resolved more or less favorably than what we have estimated, our financial position, results of operations and/or cash flows could be materially affected.
Sentinel Program
In 2020, the U.S. Air Force awarded Northrop Grumman a $13.3 billion contract for the EMD phase of the Sentinel program. In January 2024, the U.S. Air Force provided congressional notification that the Sentinel program was under a Nunn-McCurdy breach review, which is required when total program cost estimates exceed certain defined

NORTHROP GRUMMAN CORPORATION
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
In July 2024, the Sentinel program was certified for continuation by the DoW upon completion of the Nunn-McCurdy breach review. In connection with the certification, the DoW directed that the program be restructured, including plans for infrastructure related to the command and launch segment, which was the main driver of the increased cost estimates for the Production and Deployment phases.
During the second quarter of 2025, we partnered with the U.S. Air Force in defining the preliminary execution framework necessary for successful restructure of the program. The program restructure will include a revision to the acquisition strategy, joint establishment of a new program baseline, and other critical preparation activities necessary to re-accomplish Milestone B approval. Based on this preliminary execution framework, we updated our estimated profitability on the program and recognized a $76 million favorable EAC adjustment during the second quarter of 2025 largely related to our expectations for achieving certain contract incentives.
During the third quarter of 2025, we reviewed our estimated profitability on the Sentinel program and made no significant changes. If our estimated cost to complete the restructured EMD effort or our expectations for achieving contract incentives are more or less favorable than what we have estimated, our financial position, results of operations and/or cash flows could be materially affected.
CONSOLIDATED OPERATING RESULTS
For purposes of the operating results discussion below, we assess our performance using certain financial measures that are not calculated in accordance with GAAP. Organic sales is defined as total sales excluding sales attributable to the company's former training services business. This measure may be useful to investors and other users of our financial statements as a supplemental measure in evaluating the company’s underlying sales growth as well as in understanding our ongoing business and future sales trends by presenting the company’s sales adjusted for the impact of the divestiture.
We reconcile this non-GAAP financial measure to its most directly comparable GAAP financial measure below. This non-GAAP measure may not be defined and calculated by other companies in the same manner and should not be considered in isolation or as an alternative to operating results presented in accordance with GAAP.
Selected financial highlights are presented in the table below:

	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions, except per share amounts	2025	2024	Change	2025	2024	Change
Sales	$10,423	$9,996	4%	$30,242	$30,347	—%
Operating costs and expenses	9,181	8,876	3%	27,233	27,066	1%
Operating costs and expenses as a % of sales	88.1%	88.8%		90.1%	89.2%
Gain on sale of business	—	—	NM	231	—	NM
Operating income	1,242	1,120	11%	3,240	3,281	(1)%
Operating margin rate	11.9%	11.2%		10.7%	10.8%
Federal and foreign income tax expense	223	162	38%	573	555	3%
Effective income tax rate	16.9%	13.6%		17.2%	16.0%
Net earnings	1,100	1,026	7%	2,755	2,910	(5)%
Diluted earnings per share	$7.67	$7.00	10%	$19.12	$19.69	(3)%

NORTHROP GRUMMAN CORPORATION
Sales
The table below reconciles sales to organic sales:

	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2025	2024	Change	2025	2024	Change
Sales	$10,423	$9,996	4%	$30,242	$30,347	—%
Less: Training services sales	—	(70)		(112)	(226)
Organic sales	$10,423	$9,926	5%	$30,130	$30,121	—%
Current Quarter
Third quarter 2025 sales increased $427 million, or 4 percent, primarily driven by higher sales at Mission Systems, Defense Systems and Aeronautics Systems, partially offset by lower sales at Space Systems due, in part, to the wind-down of work on certain Space programs, as discussed in our segment operating results below.
Year to Date
Year to date 2025 sales were comparable with the prior year period and reflect higher sales at Mission Systems and Defense Systems, partially offset by lower sales at Space Systems due, in part, to the wind-down of work on certain Space programs.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 10 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income and Margin Rate
Current Quarter
Third quarter 2025 operating income increased $122 million, or 11 percent, primarily due to a $131 million increase in segment operating income. Operating margin rate increased to 11.9 percent from 11.2 percent principally due to a higher segment operating margin rate.
Third quarter 2025 general and administrative (G&A) costs as a percentage of sales decreased to 9.5 percent from 9.9 percent in the prior year period primarily due to higher sales.
Year to Date
Year to date 2025 operating income decreased $41 million, or 1 percent, due to a $287 million decrease in segment operating income, primarily driven by a $477 million loss provision recorded on the B-21 program at Aeronautics Systems in the first quarter of 2025, and a $128 million increase in non-divestiture-related unallocated corporate expense. These decreases were partially offset by higher operating income due to a $231 million pre-tax gain on sale for the training services divestiture and a $161 million increase in the FAS/CAS operating adjustment. Operating margin rate declined to 10.7 percent from 10.8 percent reflecting the items above.
Year to date 2025 G&A costs as a percentage of sales decreased to 9.9 percent from 10.4 percent in the prior year period primarily due to cost management.
See “Segment Operating Results” below for further information by segment. For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of research and development expenditures under IRC Section 174 (reinstating full expensing beginning in 2025), extension of bonus depreciation, and revisions to international tax regimes. The company recognized the income tax effects of the OBBBA in its third quarter 2025 financial statements.
Current Quarter
Third quarter 2025 income tax expense increased $61 million, or 38 percent, due to a higher ETR and higher earnings before income taxes. The third quarter 2025 ETR increased to 16.9 percent from 13.6 percent primarily due to the prior year ETR reflecting a net reduction in tax reserves largely due to a federal court decision in 2024 as well as a reduction in research credits in the current year due to enactment of the OBBBA, partially offset by lower interest expense on unrecognized tax benefits.

NORTHROP GRUMMAN CORPORATION
Year to Date
Year to date 2025 income tax expense increased $18 million, or 3 percent, due to a higher ETR, which more than offset lower earnings before income taxes. The year to date 2025 ETR increased to 17.2 percent from 16.0 percent primarily due to the prior year ETR reflecting a net reduction in tax reserves largely due to a federal court decision in 2024 as well as additional income tax expense in the current year related to nondeductible goodwill in the divested training services business, partially offset by lower interest expense on unrecognized tax benefits.
See Note 4 to the financial statements for additional information.
Net Earnings
Current Quarter
Third quarter 2025 net earnings increased $74 million, or 7 percent, primarily due to the $122 million increase in operating income described above as well as a $62 million increase in returns on marketable securities, partially offset by a $61 million increase in income tax expense and a $32 million reduction in the non-operating FAS pension benefit.
Year to Date
Year to date 2025 net earnings decreased $155 million, or 5 percent, primarily due to a $100 million reduction in the non-operating FAS pension benefit, lower interest income on short-term investments, and the $41 million decrease in operating income described above, partially offset by a $78 million increase in returns on marketable securities.
Diluted Earnings Per Share
Current Quarter
Third quarter 2025 diluted earnings per share increased 10 percent, reflecting a 7 percent increase in net earnings and a 2 percent reduction in weighted-average diluted shares outstanding.
Year to Date
Year to date 2025 diluted earnings per share decreased 3 percent, reflecting a 5 percent decrease in net earnings and a 3 percent reduction in weighted-average diluted shares outstanding.
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

	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2025	2024	Change	2025	2024	Change
Operating income	$1,242	$1,120	11%	$3,240	$3,281	(1)%
Operating margin rate	11.9%	11.2%		10.7%	10.8%
Reconciliation to segment operating income:
CAS pension expense	(122)	(80)	53%	(356)	(211)	69%
FAS pension service expense	55	60	(8)%	163	179	(9)%
FAS/CAS operating adjustment	(67)	(20)	235%	(193)	(32)	503%
Gain on sale of business	—	—	NM	(231)	—	NM
Training services divestiture - unallowable state taxes and transaction costs	—	2	NM	20	2	NM
Intangible asset amortization and PP&E step-up depreciation	21	23	(9)%	63	72	(13)%
Other unallocated corporate expense	81	21	286%	165	28	489%
Unallocated corporate expense	102	46	122%	17	102	(83)%
Segment operating income	$1,277	$1,146	11%	$3,064	$3,351	(9)%
Segment operating margin rate	12.3%	11.5%		10.1%	11.0%
Current Quarter
Third quarter 2025 segment operating income increased $131 million, or 11 percent, primarily due to higher operating income at Mission Systems and Defense Systems, partially offset by lower operating income at Space Systems. Segment operating margin rate increased to 12.3 percent from 11.5 percent due to higher operating margin rates at Mission Systems and Defense Systems, partially offset by lower operating margin rates at Space Systems and Aeronautics Systems.
Year to Date
Year to date 2025 segment operating income decreased $287 million, or 9 percent, due to lower operating income at Aeronautics Systems, primarily driven by a $477 million B-21 loss provision in the first quarter of 2025, and lower operating income at Space Systems, partially offset by higher operating income at Mission Systems and Defense Systems. Segment operating margin rate decreased to 10.1 percent from 11.0 percent primarily due to the B-21 loss provision, partially offset by higher operating margin rates at Defense Systems and Mission Systems.
FAS/CAS Operating Adjustment
The third quarter 2025 and year to date 2025 FAS/CAS operating adjustment reflects higher CAS pension expense largely driven by plan asset returns in prior years and changes in certain CAS actuarial assumptions as of December 31, 2024.
Unallocated Corporate Expense
Current Quarter
The change in third quarter 2025 unallocated corporate expense is primarily due to higher deferred state tax expense largely related to the repeal of mandatory capitalization of research and development expenditures under IRC Section 174 upon enactment of the OBBBA.

NORTHROP GRUMMAN CORPORATION
Year to Date
The change in year to date 2025 unallocated corporate expense is primarily due to a $231 million gain on the sale of our training services business, partially offset by an $18 million increase in unallowable state taxes and transaction costs associated with the divestiture. Non-divestiture-related unallocated corporate expense increased primarily due to higher deferred state tax expense largely related to the repeal of mandatory capitalization of research and development expenditures under IRC Section 174, as well as the prior year including a $26 million increase in our estimated recovery of certain environmental remediation costs.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on segment operating income and margin rate.
The aggregate favorable and unfavorable EAC adjustments are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2025	2024	2025	2024
Favorable EAC adjustments	$433	$369	$1,161	$1,091
Unfavorable EAC adjustments	(352)	(233)	(1,054)	(823)
Net EAC adjustments	$81	$136	$107	$268
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2025	2024	2025	2024
Aeronautics Systems	$(66)	$48	$(225)	$165
Defense Systems	35	10	141	45
Mission Systems	121	16	163	11
Space Systems	(5)	60	37	50
Eliminations	(4)	2	(9)	(3)
Net EAC adjustments	$81	$136	$107	$268

AERONAUTICS SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2025	2024	Change	2025	2024	Change
Sales	$3,142	$2,961	6%	$9,070	$9,065	—%
Operating income	305	309	(1)%	443	927	(52)%
Operating margin rate	9.7%	10.4%		4.9%	10.2%
Sales
Current Quarter
Third quarter 2025 sales increased $181 million, or 6 percent, primarily due to a $110 million increase on the E-130J TACAMO (“TACAMO”) program as it ramps up and a $105 million increase on the F-35 program largely driven by materials volume, partially offset by a decrease on F/A-18 as production nears completion.
Year to Date
Year to date 2025 sales were comparable to the prior year period and reflect a $226 million increase on TACAMO as that program ramps and a $111 million increase on the F-35 program largely driven by materials volume, partially offset by lower sales on restricted programs, commercial aerostructures programs and on F/A-18 as production nears completion.
Operating Income
Current Quarter
Third quarter 2025 operating income decreased $4 million, or 1 percent, due to a lower operating margin rate, partially offset by higher sales. Operating margin rate decreased to 9.7 percent from 10.4 percent, primarily due to lower net contract margin adjustments.

NORTHROP GRUMMAN CORPORATION
Year to Date
Year to date 2025 operating income decreased $484 million and operating margin rate decreased to 4.9 percent primarily due to the previously described $477 million loss provision recorded on the LRIP phase of the B-21 program in the first quarter of 2025.

DEFENSE SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2025	2024	Change	2025	2024	Change
Sales	$2,059	$1,800	14%	$5,855	$5,396	9%
Less: Training services sales	—	(70)		(112)	(226)
Organic sales	$2,059	$1,730	19%	$5,743	$5,170	11%

Operating income	$234	$160	46%	$666	$507	31%
Operating margin rate	11.4%	8.9%		11.4%	9.4%
Sales
Current Quarter
Third quarter 2025 sales increased $259 million, or 14 percent, primarily due to higher volume on armament programs, including military ammunition programs, increased volume from new awards across the Integrated Battle Command System (IBCS) program portfolio and higher sales on Sentinel. These increases were partially offset by a $70 million reduction in sales related to the training services divestiture.
Year to Date
Year to date 2025 sales increased $459 million, or 9 percent, primarily due to a $195 million increase in sales on Sentinel, higher volume on armament programs, including a $135 million increase on military ammunition programs, and increased volume from new awards across the IBCS program portfolio. These increases were partially offset by a $114 million reduction in sales related to the training services divestiture.
Operating Income
Current Quarter
Third quarter 2025 operating income increased $74 million, or 46 percent, primarily due to a higher operating margin rate and higher sales. Operating margin rate increased to 11.4 percent from 8.9 percent principally due to higher net EAC adjustments and changes in mix toward more fixed-price contracts.
Year to Date
Year to date 2025 operating income increased $159 million, or 31 percent, primarily due to a higher operating margin rate and higher sales. Operating margin rate increased to 11.4 percent from 9.4 percent principally due to higher net EAC adjustments, including a $76 million favorable EAC adjustment on the Sentinel program during the second quarter of 2025.

MISSION SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2025	2024	Change	2025	2024	Change
Sales	$3,093	$2,823	10%	$9,057	$8,255	10%
Operating income	515	390	32%	1,317	1,129	17%
Operating margin rate	16.7%	13.8%		14.5%	13.7%
Sales
Current Quarter
Third quarter 2025 sales increased $270 million, or 10 percent, primarily due to higher sales on restricted advanced microelectronics programs, higher volume on marine systems programs and ramp-up on international ground-based radar programs.
Year to Date
Year to date 2025 sales increased $802 million, or 10 percent, primarily due to the timing of materials on restricted airborne radar programs, higher volume on marine systems programs, ramp-up on international ground-based radar programs and sales growth on the Scalable Agile Beam Radar (SABR) program.

NORTHROP GRUMMAN CORPORATION
Operating Income
Current Quarter
Third quarter 2025 operating income increased $125 million, or 32 percent, due to a higher operating margin rate and higher sales. Operating margin rate increased to 16.7 percent from 13.8 percent, principally due to higher net EAC adjustments, including a $68 million favorable EAC adjustment in the restricted advanced microelectronics portfolio largely driven by program efficiencies and risk mitigations.
Year to Date
Year to date 2025 operating income increased $188 million, or 17 percent, primarily due to higher sales and a higher operating margin rate. Operating margin rate increased to 14.5 percent from 13.7 percent, primarily due to higher net EAC adjustments, including the $68 million favorable EAC adjustment in the restricted advanced microelectronics portfolio described above, partially offset by investments made by the sector in connection with restricted business opportunities during the first quarter of 2025 and changes in mix toward more cost-type contracts.

SPACE SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2025	2024	Change	2025	2024	Change
Sales	$2,698	$2,870	(6)%	$7,912	$9,021	(12)%
Operating income	298	345	(14)%	861	979	(12)%
Operating margin rate	11.0%	12.0%		10.9%	10.9%
Sales
Current Quarter
Third quarter 2025 sales decreased $172 million, or 6 percent, primarily due to wind-down of work on the restricted space and Next Generation Interceptor (NGI) programs, which reduced sales by $124 million, as well as lower volume on Space Development Agency (SDA) satellite programs. These decreases were partially offset by a $100 million increase for Commercial Resupply Services (CRS) missions.
Year to Date
Year to date 2025 sales decreased $1.1 billion, or 12 percent, primarily due to wind-down of work on the restricted space and NGI programs, which reduced sales by $635 million, as well as a $195 million decrease for SDA satellite programs. The decrease was also driven by lower volume on other restricted space programs and the Space Launch System (SLS) Booster, Next Gen Polar (NGP) and Ground-Based Midcourse Defense (GMD) programs, partially offset by higher volume on GEM 63 as that program ramps.
Operating Income
Current Quarter
Third quarter 2025 operating income decreased $47 million, or 14 percent, primarily due to a lower operating margin rate and lower sales. Operating margin rate decreased to 11.0 percent from 12.0 percent principally due to lower net EAC adjustments, including a prior year $39 million favorable EAC adjustment on the Habitation and Logistics Outpost program, partially offset by sales growth on programs with accretive margin rates.
Year to Date
Year to date 2025 operating income decreased $118 million, or 12 percent, due to lower sales. Operating margin rate of 10.9 percent was comparable with the prior year period.

NORTHROP GRUMMAN CORPORATION
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended September 30				Nine Months Ended September 30
$ in millions	2025		2024		2025		2024
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$2,296	$2,108	$2,170	$1,956	$6,715	$6,575	$6,676	$6,043
Service	804	690	758	666	2,234	1,940	2,290	2,007
Intersegment eliminations	42	39	33	30	121	112	99	88
Total Aeronautics Systems	3,142	2,837	2,961	2,652	9,070	8,627	9,065	8,138
Defense Systems
Product	1,657	1,483	1,392	1,269	4,639	4,117	4,128	3,764
Service	351	297	365	333	1,067	940	1,138	1,011
Intersegment eliminations	51	45	43	38	149	132	130	114
Total Defense Systems	2,059	1,825	1,800	1,640	5,855	5,189	5,396	4,889
Mission Systems
Product	2,203	1,825	2,014	1,747	6,398	5,500	5,793	5,037
Service	551	466	534	451	1,644	1,383	1,613	1,372
Intersegment eliminations	339	287	275	235	1,015	857	849	717
Total Mission Systems	3,093	2,578	2,823	2,433	9,057	7,740	8,255	7,126
Space Systems
Product	2,213	1,980	2,363	2,077	6,396	5,702	7,520	6,706
Service	348	297	400	351	1,149	1,021	1,189	1,056
Intersegment eliminations	137	123	107	97	367	328	312	280
Total Space Systems	2,698	2,400	2,870	2,525	7,912	7,051	9,021	8,042
Segment Totals
Total Product	$8,369	$7,396	$7,939	$7,049	$24,148	$21,894	$24,117	$21,550
Total Service	2,054	1,750	2,057	1,801	6,094	5,284	6,230	5,446
Total Segment(1)	$10,423	$9,146	$9,996	$8,850	$30,242	$27,178	$30,347	$26,996
(1) A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
Current Quarter
Third quarter 2025 product sales increased $430 million, or 5 percent, primarily due to higher volume on military ammunition programs, the IBCS program portfolio and Sentinel at Defense Systems, higher sales on restricted advanced microelectronics, marine systems and international ground-based radar programs at Mission Systems, and higher volume on TACAMO and F-35 at Aeronautics Systems. These increases were partially offset by wind-down of work on the restricted space and NGI programs and lower volume on SDA satellite programs at Space Systems.
Third quarter 2025 product costs increased $347 million, or 5 percent, consistent with the higher product sales described above.

NORTHROP GRUMMAN CORPORATION
Year to Date
Year to date 2025 product sales were comparable to the prior year and reflect higher sales on restricted airborne radar, marine systems and international ground-based radar programs at Mission Systems and higher volume on Sentinel, military ammunition programs and the IBCS program portfolio at Defense Systems, partially offset by wind-down of work on the restricted space and NGI programs and lower volume on SDA satellite programs at Space Systems.
Year to date 2025 product costs increased $344 million, or 2 percent, reflecting a lower operating margin rate principally due to the $477 million loss provision recorded on the B-21 program at Aeronautics Systems in the first quarter of 2025, partially offset by higher net EAC adjustments at Defense Systems largely driven by Sentinel.
Service Sales and Costs
Current Quarter
Third quarter 2025 service sales were comparable to the prior year and reflect lower restricted sales at Space Systems, partially offset by higher volume on aircraft sustainment services at Aeronautics Systems.
Third quarter 2025 service costs decreased $51 million, or 3 percent, reflecting a higher operating margin rate principally driven by higher net EAC adjustments across Defense Systems and Aeronautics Systems service programs.
Year to Date
Year to date 2025 service sales decreased $136 million, or 2 percent, primarily due to lower service volume at Defense Systems due to the training services divestiture and lower restricted sales at Aeronautics Systems.
Year to date 2025 service costs decreased $162 million, or 3 percent, reflecting a higher operating margin rate principally driven by higher net EAC adjustments across Aeronautics Systems, Mission Systems and Defense Systems service programs.
BACKLOG
Backlog consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2025
Aeronautics Systems	$10,912	$11,538	$22,450	$25,202	(11)%
Defense Systems	8,643	18,455	27,098	26,614	2%
Mission Systems	12,311	5,886	18,197	16,443	11%
Space Systems	7,100	16,603	23,703	23,209	2%
Total backlog	$38,966	$52,482	$91,448	$91,468	—%
Third quarter and year to date 2025 net awards totaled $12.2 billion and $30.4 billion, respectively. Backlog totaled $91.4 billion and reflects a $150 million reduction to backlog in connection with the training services divestiture during the second quarter of 2025. Significant third quarter new awards include $4.5 billion for restricted programs (primarily at Space Systems, Mission Systems and Aeronautics Systems), $1.8 billion for Ground-Based Midcourse Defense Weapon System (GWS), $0.5 billion for F-35 (primarily at Aeronautics Systems and Mission Systems), and $0.4 billion for Virginia Class submarines.
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
At September 30, 2025, we had $2.0 billion in cash and cash equivalents. We expect cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets through our shelf registration with the SEC, if needed, to be sufficient to provide liquidity to the company in the short-term and long-term. In September 2025, the company entered into a new five-year senior unsecured revolving credit facility in an aggregate principal amount of $3.0 billion. The 2025 Credit Agreement replaced the company’s prior five-year, $2.5 billion revolving credit facility entered into in August 2022.

NORTHROP GRUMMAN CORPORATION
In April 2025, we renewed our one-year $500 million uncommitted credit facility. At September 30, 2025, there were no borrowings outstanding under these credit facilities. In May 2025, we issued $1.0 billion of unsecured senior notes for general corporate purposes, including debt repayment, share repurchases, and working capital.
Cash Flow Measures
In addition to our cash position, we consider various cash flow measures in capital deployment decision-making, including cash provided by operating activities and free cash flow, a non-GAAP measure described in more detail below.
Operating Cash Flow
The table below summarizes key components of cash provided by operating activities:

	Nine Months Ended September 30		%
$ in millions	2025	2024	Change
Net earnings	$2,755	$2,910	(5)%
B-21 loss provision	477	—	NM
Gain on sale of business	(231)	—	NM
Non-cash items(1)	1,219	302	304%
Pension and OPB contributions	(94)	(93)	1%
Changes in trade working capital	(3,227)	(1,346)	140%
Other, net	(39)	37	NM
Net cash provided by operating activities	$860	$1,810	(52)%
(1)Includes depreciation and amortization, stock based compensation expense, deferred income taxes and net periodic pension and OPB income.
Year to date 2025 net cash provided by operating activities decreased $950 million as compared with the same period in 2024, primarily due to $1.0 billion of higher net cash taxes, due, in part, to a $500 million federal tax refund received in the prior year. Higher cash earnings were offset by increased trade working capital largely driven by the timing of collections and advance payments.
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
The table below reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended September 30		%
$ in millions	2025	2024	Change
Net cash provided by operating activities	$860	$1,810	(52)%
Capital expenditures	(788)	(951)	(17)%
Free cash flow	$72	$859	(92)%
Year to date 2025 free cash flow decreased $787 million as compared with the same period in 2024 due to a $950 million decrease in net cash provided by operating activities, partially offset by a $163 million reduction in capital expenditures.
Investing Cash Flow
Year to date 2025 net cash used in investing activities decreased $460 million, or 48 percent, as compared with the same period in 2024 principally due to $333 million in proceeds from the sale of the training services business as well as lower capital expenditures.

NORTHROP GRUMMAN CORPORATION
Financing Cash Flow
Year to date 2025 net cash used in financing activities increased $2.1 billion, or 331 percent, as compared with the same period in 2024, primarily due to a $3.0 billion net decrease in cash from long-term debt, partially offset by a $905 million decrease in share repurchases.
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
Industry and Economic Risks
•our dependence on the U.S. government for a substantial portion of our business
•significant delays or reductions in appropriations and/or for our programs, and U.S. government funding and program support more broadly, including as a result of a prolonged continuing resolution and/or government shutdown, and/or related to the global security environment or other global events
•significant delays or reductions in payments as a result of or related to a breach of the debt ceiling or a prolonged government shutdown
•the use of estimates when accounting for our contracts and the effect of contract cost growth and our efforts to recover or offset such costs and/or changes in estimated contract costs and revenues, including as a result of inflationary pressures, labor shortages, supply chain challenges, changes in trade policies and/or other macroeconomic factors, and risks related to management’s judgments and assumptions in estimating and/or projecting contract revenue and performance which may be inaccurate
•increased competition within our markets and bid protests
•continued pressures from macroeconomic trends, including on costs, schedules, performance and ability to meet expectations
Legal and Regulatory Risks
•investigations, claims, disputes, enforcement actions, litigation (including criminal, civil and administrative) and/or other legal proceedings
•changes in procurement and other laws, SEC, DoW and other rules and regulations, including changes through executive orders, contract terms and practices applicable to our industry, findings by the U.S. government as to

NORTHROP GRUMMAN CORPORATION
our compliance with such requirements, more aggressive enforcement of such requirements and changes in our customers’ business practices globally
•the improper conduct of employees, agents, subcontractors, suppliers, business partners or joint ventures in which we participate, including the impact on our reputation and our ability to do business
•environmental matters, including climate change, unforeseen environmental costs and government and third-party claims
•unanticipated changes in our tax provisions or exposure to additional tax liabilities
Business and Operational Risks
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

NORTHROP GRUMMAN CORPORATION
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chair, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2025, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended September 30, 2025, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes our repurchases of common stock during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
June 28, 2025 - July 25, 2025	131,870	$520.37	131,870	$3,198
July 26, 2025 - August 22, 2025	158,515	$581.62	158,515	3,106
August 23, 2025 - September 26, 2025	196,899	$580.88	196,899	2,992
Total	487,284	$564.74	487,284	$2,992
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

NORTHROP GRUMMAN CORPORATION
Item 5. Other Information
Consistent with Item 408 of Regulation S-K, the following table reflects Rule 10b5-1 trading arrangements and non-Rule 10b5-1 trading arrangements (as defined in Item 408) entered into by any director or officer (as defined in Rule 16a-1(f) of the Exchange Act) during the quarter ended September 30, 2025.

Name (Title)	Type of Trading Arrangement	Date of Adoption	Expiration Date of Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Kathy J. Warden	Rule 10b5-1 Trading Arrangement	September 2, 2025	February 2, 2026 or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan.	Sale of 10,000 shares of common stock
(Chair, Chief Executive Officer and President)
Mark A. Welsh III	Rule 10b5-1 Trading Arrangement	August 23, 2025	August 7, 2026 or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan.	Sale of 382 shares of common stock
(Director)

NORTHROP GRUMMAN CORPORATION
Item 6. Exhibits

10.1
Credit Agreement, dated as of September 2, 2025, among Northrop Grumman Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 2, 2025, File No. 001-16411)

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

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted as inline XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) Other Information. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: October 20, 2025