Form 10-K
period 2025-12-31
NORTHROP GRUMMAN CORP /DE/
filed 2026-01-27
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
    Yes ☐    No ☒
As of June 30, 2025, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $71.5 billion.
As of January 22, 2026, 141,921,621 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Northrop Grumman Corporation’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2026 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

NORTHROP GRUMMAN CORPORATION

i

ii

NORTHROP GRUMMAN CORPORATION

PART I
Item 1. Business
HISTORY AND ORGANIZATION
History
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global aerospace and defense technology company. We deliver a broad range of products, services and solutions to U.S. and international customers, and principally to the U.S. Department of War (“DoW”) and intelligence community. Our broad portfolio is aligned to support national security priorities and our solutions equip our customers with capabilities they need to connect, protect and advance humanity.
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
The company originally was formed in 1939 in Hawthorne, California as Northrop Aircraft Incorporated and was reincorporated in Delaware in 1985, as Northrop Corporation. Northrop Corporation was a principal developer of flying wing technology, including the B-2 Spirit stealth aircraft. We developed into one of the largest defense technology companies in the world through organic growth and a series of acquisitions and divestitures, including the following:
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
•2018 - Acquired Orbital ATK, Inc. (OATK), developer and producer of satellites and other space systems, launch vehicles and missile products; and
•2021 - Completed the sale of our IT and mission support services business to Veritas Capital.
Organization
From time to time, we acquire or dispose of businesses and realign contracts, programs or businesses among and within our operating segments. Internal realignments are typically designed to leverage existing capabilities more fully and to enhance efficient development and delivery of products and services. At December 31, 2025, the company was aligned in four operating sectors, which also comprise our reportable segments: Aeronautics Systems, Defense Systems, Mission Systems and Space Systems.
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

NORTHROP GRUMMAN CORPORATION

airborne battle management and command and control systems; and uncrewed autonomous aircraft systems, including high-altitude long-endurance (HALE) strategic intelligence, surveillance and reconnaissance (ISR) systems. Approximately 40 percent of this business is performed through restricted programs. Key programs include:
•Development and production of the U.S. Air Force B-21 Raider long-range strike aircraft that define sixth-generation technologies;
•Modernization and sustainment services for the B-2 Spirit stealth aircraft;
•Development and production of the E-130J Phoenix II nuclear command, control and communications (NC3) aircraft for the U.S. Navy’s Take Charge And Move Out (TACAMO) mission;
•Fuselage production for the F-35 Lighting II Joint Strike Fighter and F/A-18 Super Hornet for use by U.S. and international forces;
•E-2D Advanced Hawkeye battle management aircraft production for the U.S. Navy, Japan, and France;
•MQ-4C Triton, which provides wide area strategic ISR over vast ocean and coastal regions for maritime domain awareness to the U.S. Navy and Australia;
•RQ-4 Global Hawk, which provides high resolution imagery of land masses for theater awareness and strategic ISR to the U.S. Air Force, Japan, and the Republic of Korea; and
•Global system sustainment and operations support for the F-35, B-2, F/A-18, E-2, E-3, A-10, North Atlantic Treaty Organization (NATO) Alliance Ground Surveillance (AGS), Triton, Global Hawk, and restricted programs.
DEFENSE SYSTEMS
Defense Systems is a leader in the design, engineering, development, integration and production of strategic deterrent systems, advanced tactical weapons, and missile defense solutions for the U.S. military and a broad range of international customers. Major products and services include strategic missiles; integrated, all-domain command and control (C2) systems; precision strike weapons; advanced propulsion, including tactical solid rocket motors and high speed air-breathing and hypersonic systems; high-performance gun systems, ammunition, precision munitions and advanced fuzes; and weapons integration, modernization, and sustainment. Less than 5 percent of this business is performed through restricted programs. Key programs include:
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
•Medium caliber cannons for air, land, sea and counter unmanned aircraft systems (C-UAS) applications, ranging from 20mm to 50mm configurations;
•U.S. Air Force’s Stand-In Attack Weapon (SiAW), an advanced capability air-to-surface tactical missile for the F-35;
•Hypersonic Attack Cruise Missile (HACM) air-breathing, scramjet propulsion subsystem for the hypersonic air-launched cruise missile to travel at speeds of Mach 5 or greater;
•Precision Guidance Kit (PGK), replaces conventional fuzes for artillery and mortar munitions and transforms them into Global Positioning System (GPS) enabled precision guided weapons; and
•Production of solid rocket motors for the Precision Strike Missile (PrSM) program and Third Stage Rocket Motor (TSRM) for the Standard Missile (SM-3) program.

NORTHROP GRUMMAN CORPORATION

MISSION SYSTEMS
Mission Systems is a leader in advanced mission solutions and multifunction systems, primarily for the U.S. defense and intelligence community, and international customers. Major products and services include radar, electro-optical/infrared (EO/IR) and acoustic sensors; command, control, communications and computers, intelligence, surveillance and reconnaissance (C4ISR) systems; electronic warfare systems; advanced communications and network systems; advanced microelectronics; navigation and positioning sensors; maritime power, propulsion and payload launch systems; full spectrum cyber solutions; and intelligence processing systems. Approximately 30 percent of this business is performed through restricted programs. Key programs include:
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
•Power generation and propulsion systems for Virginia and Columbia class submarines;
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
•Embedded GPS / Inertial Navigation Systems-Modernization (EGI-M) program, which provides state-of-the-art airborne navigation capabilities with an open architecture that enables rapid responses to future threats; and
•AC/MC 130J Radio Frequency Countermeasures system, which provides superior situational awareness and better enables aircraft survivability in operationally relevant environments.
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
•Space Development Agency (SDA) Tracking and Transport layers providing missile warning/tracking and resilient, low-latency, high-volume data transport communication systems;

NORTHROP GRUMMAN CORPORATION

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
•Habitation and Logistics Outpost (HALO) module in support of NASA’s Lunar Gateway;
•Next-Generation Overhead Persistent Infrared (Next-Gen OPIR) program satellites and payloads providing resilient and enhanced missile warning over the critical northern polar region;
•Development and production of solid rocket motors for NASA’s Space Launch System (SLS) heavy lift vehicle; and
•Medium-class solid rocket motors for the U.S. Navy's Trident II Fleet Ballistic Missile program.
CUSTOMER CONCENTRATION
Our largest customer is the U.S. government. Sales to the U.S. government accounted for 84 percent, 87 percent and 86 percent of sales during the years ended December 31, 2025, 2024 and 2023, respectively. For further information on sales by customer type, contract type and geographic region, see Note 15 to the consolidated financial statements. See “Risk Factors” for further discussion regarding risks related to customer concentration.
COMPETITIVE CONDITIONS
We compete with many companies in the defense, intelligence and federal civil markets, including The Boeing Company, General Dynamics Corporation, L3Harris Technologies, Inc., Lockheed Martin Corporation, and RTX Corporation, as well as, increasingly, new entrants and startups. Key characteristics of our industry include long operating cycles and intense competition, which is evident through the number of competitors bidding on program opportunities and the number of competitor protests of U.S. government procurement awards.
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
BACKLOG
At December 31, 2025, total backlog, which is equivalent to the company’s remaining performance obligations, was $95.7 billion as compared with $91.5 billion at December 31, 2024. For further information, see “Backlog” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and Note 1 to the consolidated financial statements.
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

NORTHROP GRUMMAN CORPORATION

HUMAN CAPITAL
Underpinned by our values and culture, we hire, promote, and pay based on merit and performance to help ensure we have the best team to deliver for our customers. Our focus on technology, innovation and career growth enables us to attract qualified talent, particularly those with security clearances and requisite skills in multiple areas, including science, technology, engineering and math. Our differentiated culture and workforce was a factor in our ability to hire approximately 7,500 new employees in 2025, and as of December 31, 2025, we have approximately 95,000 employees.
Our Values and Culture
Our values reflect our priorities and form the bedrock of our culture:
•We do the right thing – we earn trust, act with ethics, integrity and transparency, treat everyone with respect and value diverse perspectives.
•We do what we promise – we own the delivery of results, focused on quality outcomes.
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
Talent Management
Our talent strategy is designed to secure the people, skills, and leadership required to support the company’s long term growth. It is anchored in recruiting and deploying talent, building a future-ready workforce and engaging our employees.
We attract, develop, and retain top critical talent while preparing our workforce for the future by increasing expertise in critical technology areas. We focus on talent readiness to ensure a robust pipeline of employees with the skills and expertise necessary to support our business and provide business continuity. We employ a mix of on-the-job training and development, in-person training and virtual curated career-specific resources that allow employees to personalize their development. We encourage all employees, regardless of level, to cultivate leadership skills, enabled by our leadership development platform. Talent review discussions are built into our operational cadence with an emphasis on providing the experience needed to accelerate development.
As part of our employee experience focus, we offer flexible work arrangements, caregiver support and mental health services that help our employees make their careers work within their lives and help them build the careers that will serve them in the future. To help ensure our employees have the tools and resources necessary to align with industry transformation and workforce expectations, we continue to adapt our ways of working and implement technology that enhances the employee experience.
Employee Health and Safety
Training and risk/hazard identification, mitigation and prevention are key components of Northrop Grumman’s safety program. Everyone has a responsibility to identify workplace hazards, and employees may raise concerns without fear of reprisal. We evaluate the effectiveness of our health and safety programs by conducting trend analyses of our past performance and externally through benchmarking with industry peers and the U.S. Bureau of Labor Statistics.
Collective Agreements
Approximately 4,300 employees are covered by 15 collective agreements in the U.S., of which we negotiated seven renewals in 2025 and expect to negotiate two renewals in 2026.
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

NORTHROP GRUMMAN CORPORATION

The following table summarizes sales for the year ended December 31, 2025, recognized by contract type and customer category:

$ in millions	U.S. Government(1)	International(2)	Other Customers	Total	Percentage of Total Sales
Cost-type contracts	$20,104	$794	$46	$20,944	50%
Fixed-price contracts	15,079	5,196	735	21,010	50%
Total sales	$35,183	$5,990	$781	$41,954	100%
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
Our environmental sustainability goals help manage the environmental impact of our operations. We are focused on achieving Net Zero greenhouse gas emissions (GHG) in our operations (Scopes 1 and 2) by 2035, while also sourcing electricity from renewable sources and reducing our water withdrawals and solid waste footprint.
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
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for the annual meeting of shareholders, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with the U.S. Securities and Exchange Commission (SEC). You can learn more about us by reviewing our SEC filings on the investor relations page of our website.
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

NORTHROP GRUMMAN CORPORATION

Item 1A. Risk Factors
Our consolidated financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within our control, that may cause actual performance to differ materially from historical or projected future performance. We encourage you to consider carefully the risk factors described below in evaluating the information contained in this report, as the outcome of one or more of these risks could have a material adverse effect on our financial position, results of operations and/or cash flows. Certain of the risk factors described below include references to past events as examples. You should not view those examples, or the absence of other examples, as a representation as to whether or not the events, factors or contingencies described in our risk factors have or have not occurred. Instead, the disclosures in this section reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future.
Industry and Economic Risks
•We depend heavily on a single customer, the U.S. government, for a substantial portion of our business. Changes in this customer’s strategies, priorities, preferences and spending could have a material adverse effect on our financial position, results of operations and/or cash flows.
Our primary customer is the U.S. government, from which we derived 84 percent of our sales in 2025. We have a number of large programs with the DoW, in particular. The U.S. government has the ability to delay, modify or cancel ongoing competitions, procurements and programs, and change its acquisition strategies. Potential changes in the threat and global security environment; defense spending levels; government and budgetary priorities; political leadership; procurement laws, practices and strategy; inflation and other macroeconomic trends; military strategy, including changes in DoW priorities, preferences or regulations; or broader changes in social, economic, security or political demands and priorities could adversely affect existing, follow-on, replacement or future programs. Such impacts could include contract cancellations, modifications, disruptions and/or stop work orders, any of which could have a material adverse effect on our financial position, results of operations and/or cash flows.
The U.S. government has the ability to terminate contracts, in whole or in part, for its convenience or for default of contract terms. In the event of termination for convenience, contractors are generally protected by provisions covering reimbursement for costs incurred and profit on those costs up to the amount authorized under the contract, but not the anticipated profit that would have been earned. However, to the extent insufficient funds have been appropriated by the U.S. government, the U.S. government may assert that it is not required to provide additional funding for such costs. In the event of termination due to default, contractors may be required to pay damages, including paying for re-procurement costs in excess of the original contract price, net of the value of work accepted from the original contract. Termination due to our default (or that of a teammate) could have a material adverse effect on our reputation, our ability to compete for other contracts and our financial position, results of operations and/or cash flows.
The U.S. government also has the ability to stop work under a contract for a limited period of time for its convenience. The U.S. government has stopped work in the past and could stop work across a limited or broad number of contracts. In the event of a stop work order, contractors are typically protected by provisions covering reimbursement for costs incurred to the date of the order and for costs associated with the temporary stoppage of work plus a reasonable fee. However, such temporary stoppages often introduce inefficiencies and result in financial and other damages for which contractors may not be able to obtain full recovery. In some cases, they have also ultimately resulted and could result in termination of a contract for convenience or reduced future orders.
Additionally, if program costs exceed certain thresholds, or if programs are behind schedule, our U.S. government customer has been, and may in the future be, required to provide congressional notification of significant or critical cost increases or noncompliance with contractual cost or schedule provisions under the Nunn-McCurdy Act, which, in some circumstances, could result in program restructure or termination. Certain of our programs have been, and in the future, one or more of our programs could be, subject to notification under the Nunn-McCurdy Act, and if we are unable to achieve certification for continuance, or if the cost of such efforts exceeds our expectations, it could have a material adverse effect on such program and/or our reputation, financial position, results of operations and/or cash flows.
The U.S. government can also introduce new contract terms that could impact and/or restrict our capital deployment strategy under certain circumstances related to contractor underperformance, noncompliance, insufficient prioritization of a particular contract, insufficient investment or insufficient production speed. If our contracts with the U.S. government include such terms and we are determined to have triggered any of the foregoing circumstances, we may be prohibited from engaging in share repurchases or dividends for a period of time.

NORTHROP GRUMMAN CORPORATION

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
U.S. government programs are subject to annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds annually even though the program performance period may extend over several years. Programs are often partially funded initially, with additional funds committed incrementally over time as Congress makes further appropriations. When we or our subcontractors incur costs in excess of funds obligated on a contract, we are generally at risk for reimbursement unless and until additional funds are obligated to the contract. We cannot predict what funding will ultimately be approved for individual programs. In addition, certain changes in priorities and defense spending, the timing and substance of the appropriations process, use of continuing resolutions (which may carry restrictions, including on new contracts and program starts) and the federal debt limit (including a breach of the federal debt ceiling), have adversely affected and could in the future adversely affect the amount and timing of funding for individual programs and delay purchasing or payments by our customers. In the event government funding for our significant programs is reduced, delayed or unavailable, our contracts or subcontracts, or competitions for such programs, have at times been, and in the future may be, terminated or changed, including a reduction in orders.
The U.S. continues to face a changing geopolitical environment, along with substantial fiscal, economic, political and security challenges, which affect funding and budgetary priorities. The budget and macroeconomic environment, global security environment, political instability, and uncertainty surrounding the appropriations processes and the debt ceiling, remain significant short and long-term risks for our business. See “Overview” in MD&A. Considerable uncertainty exists regarding how future budget and program decisions will unfold. We also have faced, and may in the future face, a prolonged government shutdown. A prolonged government shutdown could lead to program cancellations, disruptions and/or stop work orders and could limit the U.S. government’s ability to progress programs and make timely payments. Such a shutdown could also limit our ability to perform on our contracts and/or successfully compete for, be awarded and/or begin new work.
In addition, high deficit levels and high debt servicing costs could drive cuts to federal spending. If the statutory debt limit is reached and not increased adequately, we could be obligated to work without receiving timely payments, and a prolonged breach could have far-reaching adverse consequences.
•We use estimates when accounting for contracts. Contract cost growth or changes in estimated contract revenues and costs can affect our profitability and could have a material adverse effect on our financial position, results of operations and/or cash flows.
Contract accounting requires judgment, including in assessing risks, estimating contract revenues and costs, and predicting future performance. Given the size and nature of our contracts, estimating total revenues and costs at completion is complex and subject to many variables. When there is sufficient information to assess expected future performance, we consider performance-related incentives, awards and penalties, as well as the expected performance of our suppliers and the availability and cost of labor, materials and components in estimating contract revenue and profitability.
Our operating income can be adversely affected when estimated contract costs increase, especially without comparable increases in revenue. There are many reasons estimated contract costs can increase, including inflation, labor challenges, supply chain challenges, shortages of raw materials, market and exchange rate volatility, delays or limitations in customer funding, design or other development challenges, production challenges (including from technical or quality issues and other performance concerns), inability to realize learning curves or expected cost savings, changes in laws or regulations, actions necessary for long-term customer satisfaction, and natural disasters or other environmental matters.
We aim to mitigate this risk through contract terms, and we have submitted and may submit requests for equitable adjustment (REAs), engineering change proposals (ECPs) or other requests or claims to seek recovery in whole or in part for our increased costs. We have also sought, and will seek, other avenues, as appropriate, to compensate the company for certain unexpected cost increases. However, our contracts may not enable full recovery, and/or customers may disagree with our requests or may not have funding to cover them. Changes in underlying assumptions, circumstances or estimates, and the failure to recover on REAs, ECPs or other claims could have a material adverse effect on the profitability of one or more of our contracts.

NORTHROP GRUMMAN CORPORATION

In addition, from time to time, we may begin performing on a contract prior to completing contract negotiations. Uncertainties in final contract terms, quantity and pricing or loss of negotiating leverage associated with long delays in finalizing contract terms could negatively affect our profitability on those contracts. Certain of our contracts also include options exercisable at the customer’s discretion. The customer may decline to exercise an option, or the customer may exercise an option for which we may incur a loss or perform at a low margin, either of which could adversely affect our results of operations.
Our risk varies by contract type. Fixed-price contracts tend to have more financial risk than cost-type contracts, including as a result of inflationary pressures, labor rates and shortages, challenges in estimating contract revenues and costs, and supplier challenges. In 2025, approximately half of our sales were derived from fixed-price contracts. We have entered into fixed-price contracts more often when costs can be more reasonably estimated based on actual experience, such as for mature production programs. However, our customers have sought, and may in the future seek, fixed-price contracts for development programs, combined development and production programs, or low-rate initial production programs, where the risks are greater. For example, fixed-price contracts for such programs have increased performance and financial risks due to a number of factors, including the following challenges: estimating costs required to complete such contracts, which are subject to significant variability, particularly with respect to development programs, starting and stabilizing manufacturing production and test lines while concurrently validating final design, and managing changes in requirements or capabilities requested by the customer. If we do not achieve our estimates or meet terms in our contracts, our profitability has at times been, and may be, reduced, and we have incurred and may incur losses.
Under cost-type contracts, allowable costs are generally subject to reimbursement plus a fee. We often enter into cost-type contracts for development programs with complex design and technical challenges. These cost-type programs may have award or incentive fees that are uncertain and may be earned over extended periods or towards the end of the contract. In these cases, financial risks include profit recognition or program cancellation, including if cost, schedule, or technical performance issues arise. We also face additional financial risk when solicitations require us to bid on cost-type development work and fixed-price production lots and/or options in one submission, where we must estimate the cost of production before a product has been developed and tested, or cost-type development work requiring us to provide certain items at our expense or with little or no fee. Changes in macroeconomic conditions increase these risks.
Because of the significance of management’s judgments and estimation processes, and the difficulties inherent in estimating future costs, particularly in a challenging and dynamic macroeconomic environment, it is possible that our results could differ materially from our estimates. See “Critical Accounting Policies and Estimates” in MD&A and Note 11 to the consolidated financial statements.
•Competitive dynamics within our markets may affect our ability to win new contracts and result in reduced revenues, which could have a material adverse effect on our financial position, results of operations and/or cash flows.
We operate in highly competitive markets and our competitors may have more financial capacity or more extensive or specialized engineering, technical, manufacturing, marketing or servicing capabilities. They may be willing to accept more risk or lower profitability in competing for contracts. We have seen, and anticipate we will continue to see, increased competition, including in some of our core markets, especially as a result of our customers’ budget pressures and their focus on speed, affordability and competition. The U.S. government’s continued emphasis on reforming its acquisition processes, including procuring commercial products and services and utilizing non-Federal Acquisition Regulation-based procurement methods, such as Other Transaction Authority (OTA) agreements and other contract types, has facilitated, and may continue to facilitate, participation by new and emerging market entrants, which has increased and may in the future further increase competition for the programs we pursue, which could result in reduced contract opportunities, increased pricing pressure, and/or demands to accept less favorable terms. In certain circumstances, these alternative contracting models may place increased risk on the contractor, such as the potential for greater assumption of development costs or for limited reimbursement recourse in certain situations. Further, certain non-Federal Acquisition Regulation-based procurement methods, such as OTA awards, are not subject to all of the procurement requirements that typically apply to DoW contracts and rights to protest such awards may be more limited than for other contracts.
Our customers are increasingly working with commercial contractors as well as newer entrants and startups in the defense industry for some products and services. Such contractors may have lower cost, more agile operating structures and access to capital and talent, a greater ability to leverage changes in the customer’s acquisition

NORTHROP GRUMMAN CORPORATION

strategies (e.g., multiple awardees, short lifecycles) or be more inclined to take on increased risk. In addition, some customers continue to utilize small business contractors or determine to source work internally.
Our success in competing depends, in part, on our ability to remain price- and cost-competitive, respond to changes in customer acquisition strategies and preferences, accurately anticipate our customers’ needs, successfully effect our digital transformation strategy and identify, adopt and integrate new digital technologies, including artificial intelligence, into our manufacturing, operations, business processes, products and services.
We expect that the increasing competition in the U.S. and outside the U.S. from U.S., foreign and multinational firms, including new entrants, could further increase due to mergers or acquisitions within our industry and could limit our access to certain suppliers, absent appropriate remedies to protect our interests. We are also facing increasing competition for, and more limited access to, various critical products, services and other supplies.
Additionally, in some instances, companies both inside and outside the U.S. may receive loans, investments, subsidies, preferential treatment and other assistance from their governments or customers that may not be provided or available to other companies. Such assistance may increase the competitiveness of such companies in certain opportunities. Certain foreign companies may also be subject to fewer restrictions on technology transfer.
In addition, U.S. government procurement and certain other countries’ laws permit legal challenges to the terms of a contract solicitation or award, sometimes referred to as a bid protest. Bid protests can result in award decisions being reversed and loss of the contract award. Even where a bid protest does not result in such a loss, it can result in significant expenses and delay the start of contract activities and revenue or result in contract modifications.
•The global macroeconomic environment has negatively impacted and could in the future negatively impact our business, and if we are unable to mitigate such challenges, it could have a material adverse effect on our financial position, results of operations and/or cash flows.
Our business, financial position, results of operations and/or cash flows have been and may in the future be adversely impacted by the global macroeconomic environment, which impacts have included and may in the future include high rates of inflation, increased interest rates, tight credit conditions in financial markets, widespread disruptions in supply chains, workforce challenges, including labor shortages, changes in trade policies, such as tariffs, and market volatility, including exchange rate volatility, all of which may affect material costs and supplier pricing. These and other macroeconomic challenges have led and can lead to increased costs, labor and supply shortages, and delays and disruption in performance, as well as competing demands for scarce resources, which in turn have adversely impacted and may continue to adversely impact our customers, our industry, our company, our suppliers and others with whom we do business. We work proactively to mitigate the challenges caused by the macroeconomic environment, including, in some cases, hedging foreign exchange, interest rate and commodity price risk, and seeking the inclusion of economic price adjustment clauses or seeking to recover on REAs, ECPs or other claims, but the impacts of these challenges are uncertain and our efforts to mitigate them may not be successful.
Legal and Regulatory Risks
•We are subject to various investigations, claims, disputes, enforcement actions, litigation, and other legal proceedings that could ultimately be resolved against us and could have a material adverse effect on our financial position, results of operations and/or cash flows.
The size, nature and complexity of our business make us particularly susceptible to investigations, claims, disputes, enforcement actions, prosecutions, litigation and other legal proceedings (collectively “legal proceedings”), particularly those involving governments, which may continue to increase. We are or may become subject to legal proceedings globally (including criminal, civil and administrative) and across a broad array of matters, including, but not limited to, government contracts; cost accounting; financial accounting and reporting; false statements or claims; cybersecurity; and pension accounting and other employee benefit plan matters. These matters can divert resources, result in administrative, civil or criminal fines, penalties or other sanctions (including judgments, convictions, consent or other voluntary decrees or agreements), compensatory, treble or other damages, non-monetary relief, or other liabilities, and otherwise harm our business and our ability to obtain and retain awards. Certain outcomes may lead to suspension or debarment from government contracts or suspension of export/import privileges for the company or one or more of its components. Suspension or debarment or criminal resolutions, in particular, could have a material adverse effect on the company because of our reliance on government contracts and export authorizations. Legal proceedings, even if pending or not ultimately resulting in adverse action, or even if fully indemnified or insured, can negatively impact our reputation among our customers, suppliers and the public, and make it substantially more difficult for us to compete effectively for business, obtain and retain awards, ensure

NORTHROP GRUMMAN CORPORATION

adequate funding for our programs or obtain adequate supplies or insurance in the future. See Note 10 to the consolidated financial statements for information regarding the company’s investigations, claims and litigation.
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
U.S. government contractors (including their subcontractors and others with whom they do business) must comply with various specific procurement laws, regulations, rules and other legal requirements. If we are found to have violated any such requirements, or are found not to have acted responsibly, we may be subject to a wide array of actions, including contract modifications or termination, payment withholds, the loss of export/import privileges, administrative, civil or criminal judgments or penalties (including convictions, agreements, fines, damages and non-monetary relief), or suspension or debarment. Additionally, these various legal requirements, although sometimes customary in government contracting, increase costs and risks and have been and are evolving at a significant pace, which further increases costs and risks. The costs are not always fully recoverable. New laws or other requirements, or changes to existing ones (including, for example, related to cybersecurity, information and data protection, cost accounting, environment, sustainability, securities, competition, compensation costs, employment, taxes, counterfeit parts, pensions, use of certain non-US equipment or acquisitions more broadly), can significantly increase our costs (including compliance costs) and risks, create operational challenges, potentially limit our ability to return cash to shareholders, reduce our profitability and/or adversely affect our competitiveness. Such risks may increase as a result of new regulations or executive orders (such as the recent executive order applicable to government defense contractors, which seeks, among other things, to address underperformance and insufficient prioritization of government contracts, insufficient investment in production and production speed, as well as limit share repurchases and dividends by government defense contractors), different interpretations in how government agencies construe existing requirements, or government agencies taking positions that represent changes from historical practices. In addition, changes in priorities and government actions with respect to defense contracting have led to increased uncertainty regarding such risks, including as a result of uncertainty regarding the impact and implementation of recent executive orders.
We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, such as the DCAA, Defense Contract Management Agency (DCMA) and the DoW Inspector General. These agencies review performance under our contracts, our cost structure and accounting, our compliance, and the adequacy of our systems in meeting government requirements. Costs ultimately found to be unallowable or improperly allocated are generally not reimbursed or require us to refund the customer. If an audit uncovers improper or illegal activities, we could be subject to possible civil and criminal penalties, sanctions, or suspension or debarment. Whether or not illegal activities are alleged, the U.S. government has the ability to decrease or withhold certain payments when it deems systems to be inadequate, with significant financial impact, regardless of the ultimate outcome. As a result of such actions, we may be subject to increased scrutiny, identified for enforcement action, and/or required to engage in remediation efforts, any or all of which could damage our reputation, increase our costs (including compliance costs) and risks, create operational challenges, and/or adversely affect our competitiveness. In addition, we risk serious reputational harm in situations involving allegations of impropriety made against us or our business partners.
Our industry has experienced, and we expect it will continue to experience, significant changes to business practices globally, in part as a result of changes in the global security and threat environment and an increased focus on affordability, efficiencies, business systems, recovery of costs and a reprioritization of available defense funds. We have experienced and may continue to experience an increased number of audits and challenges to our claims and our business systems for current and past years, as well as longer periods to close audits, broader requests for information and an increased risk of withholdings of payments. The U.S. government has been pursuing and may continue to pursue policies that could negatively impact our profitability, including those that shift additional responsibility, cost and performance risks to the contractor.
•The improper conduct of employees, agents, subcontractors, suppliers, business partners or joint ventures in which we participate can impact our reputation and our ability to do business, which could have a material adverse effect on our financial position, results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION

We face potential liability based on misconduct by employees, agents or others working with us or on our behalf that could violate the applicable laws of the jurisdictions in which we operate, including laws governing improper payments to government officials, the protection of export controlled or classified information, false claims, procurement integrity, cost accounting and billing, competition, information security and data privacy, intellectual property and contract terms. Improper actions by our employees, agents or others working with us or on our behalf also subject us to risk of administrative, civil or criminal investigations and enforcement actions, monetary and non-monetary penalties, liabilities, and the loss of privileges and other sanctions, including suspension and debarment. We have in the past experienced and may in the future experience misconduct committed by our employees, agents, suppliers, partners or others working with us or on our behalf. This risk of improper conduct increases as we continue to expand globally, with greater opportunities and demands to do more business with local and new partners, and in new environments. At the same time, law enforcement agencies are continuing to focus collaboratively on combating global corruption and other misconduct. We form and are members of joint ventures or other business arrangements and/or invest in third parties with whom we do business. We may be unable to prevent misconduct or violations of applicable laws by these joint ventures or our partners, including, in each case, their respective officers, directors and employees, and their actions may adversely impact us and our reputation.
•Environmental matters, unforeseen costs associated with compliance and remediation efforts, and government and third-party claims, could have a material adverse effect on our reputation and our financial position, results of operations and/or cash flows.
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
Environmental matters may significantly impact our business and operations and present evolving risks and challenges. New and evolving laws, regulations and rulemakings in different jurisdictions (inside and outside the United States) may impose different and at times more or less restrictive environmental requirements on our operations. Compliance with these laws and regulations could also require capital investments, could adversely impact our ongoing operations, and could require changes on a more accelerated time frame. We expect our suppliers to face similar challenges and incur additional compliance costs that may be passed on to us. These direct and indirect costs can adversely impact our results of operations and financial condition, and, if we are unable to comply with legislative and regulatory requirements, our reputation and ability to do business could be negatively impacted.
Environmental impacts create short and long-term financial risks to our business globally. We have significant operations located in regions that have been, and may in the future be, exposed to significant weather events and other natural disasters. These events could damage our and our suppliers’ facilities, products, and other assets, and cause disruptions to our business operations and supply chain as well as the operations of our customers, and require an increase in expenditures to improve climate resiliency. The costs of our efforts to develop and implement sustainability initiatives and comply with environmental regulations where we operate may be greater than expected, which could affect our ability to achieve our goals. Additionally, we may be the subject of criticism or other actions by government officials, private groups or influential individuals who disagree with our actions with respect to sustainability and/or environmental matters.
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
We incur, and expect to continue to incur, substantial remediation costs related to the cleanup of pollutants previously released into the environment. Stricter or different remediation standards or enforcement of existing laws and regulations, new requirements, including regulation of new substances, discovery of previously unknown or more extensive contamination or new contaminants, imposition of fines, penalties, or damages (including natural resource damages), a determination that certain remediation or other costs are unallowable, rulings on allocation or insurance coverage, and/or the insolvency, inability or unwillingness of other parties to pay their share, could require us to incur material additional costs in excess of those anticipated.

NORTHROP GRUMMAN CORPORATION

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
We are subject to income and other taxes in the U.S. and other jurisdictions. Changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, as well as measurement of benefit plan obligations, and revaluation of uncertain tax positions, have affected and could affect our tax expense, the timing of payments, or deferred tax assets. In addition, the final determination of any tax audits or related litigation, in particular with regard to our positions on research credits, could be materially different from our historical income tax provisions and accruals. In addition, we may be subject to future tax audits and legal challenges involving OATK, which we acquired in 2018, or the spinoff of its then subsidiary Vista Outdoor, and we may be unable to obtain indemnification or we may be required to indemnify Vista.
Business and Operational Risks
•Cyber and other security threats or disruptions could have a material adverse effect on our reputation and our financial position, results of operations and/or cash flows.
We face significant cyber and other security threats. They include, among other things, attempts to gain unauthorized access to sensitive information or otherwise compromise the integrity, confidentiality and/or availability of our systems, hardware and networks, and the information on them, insider threats, ransomware, threats to the safety of our directors, officers and employees, threats to our facilities, infrastructure, products (we produce and use), and subcontractors or other suppliers (referred to inclusively as suppliers), and threats from terrorist acts, espionage, civil unrest and other acts of aggression. We are also subject to increasing government, customer and other cyber and security requirements, including disclosure obligations.
Cyber threats, both on premises and in the cloud, are complex, continuous and evolving and include, but are not limited to: malicious software, destructive malware, ransomware, targeting by more advanced and persistent adversaries, including nation states and other actors, zero-day attacks, attempts to gain unauthorized access to systems or data, disruption to operations, critical systems or denial of service attacks, unauthorized release of confidential, personal or other protected information (ours or that of our employees, customers or partners), corruption of data, networks or systems, harm to individuals, and loss of assets. We have been and could be impacted by cyber threats or other disruptions or vulnerabilities found in products or services we use or in our internal, partners’ or customers’ systems that are used in connection with our business. Further, artificial intelligence techniques to automate and enhance cyber attacks pose an evolving and increased level of risk to our information systems. We have experienced cyber attacks and, due to the evolving threat landscape, expect we will continue to experience additional attacks in the future. The various measures and controls we have implemented to monitor and mitigate risks associated with these threats and to increase the cyber resiliency of our infrastructure and products may not always be sufficient or fully effective, particularly against previously unknown vulnerabilities, including those that could go undetected for an extended period, which may inhibit our ability to provide prompt, full, and reliable information about such incidents to our customers, regulators, and the public. For further discussion of our cybersecurity risk management, strategy and governance, see “Cybersecurity.”
Cyber events have caused and could cause us harm and require us to undertake remedial actions. Successful attacks can lead to losses or misuse of sensitive information or capabilities, theft or corruption of data, harm to personnel, infrastructure or products, protracted disruptions in our operations and performance, and the misuse of our products. They can also damage our reputation, impact our ability to obtain adequate insurance coverage, and lead to loss of business, regulatory actions, and costs, liabilities or other financial losses for which we may not have adequate sources of recovery.

NORTHROP GRUMMAN CORPORATION

Our customers, suppliers and partners to whom we entrust confidential data, and on whom we rely to provide products and services, face similar threats and growing requirements. We depend on our customers, suppliers, and other business partners to implement and verify adequate controls and safeguards to protect against and report cyber incidents. When they fail to deter, detect, remediate or report cyber incidents in a timely manner, or fail to implement applicable requirements, we suffer, and may in the future suffer, financial and other harm, including to our information, operations, performance, employees and reputation. Further, the systems, products and services that we provide to customers may not be able to detect or deter threats, or effectively to mitigate resulting losses. These losses could adversely affect our customers and our company.
We also face increasing and evolving disclosure obligations related to cybersecurity events and the risk of failing to meet all our existing or future disclosure obligations and/or having our disclosures misinterpreted. National security or public safety considerations may also affect, delay or in limited instances prevent, our public disclosure of a cybersecurity incident.
We also face threats to our physical security, including to our facilities and the safety and well-being of our people, including senior executives. These threats could involve terrorism, insider threats, targeted threats against senior executives, workplace violence, or civil unrest, which could adversely affect our company. Our customers and suppliers face similar risks that, if realized, could also adversely impact our operations. Such acts could cause delays, manufacturing downtime, or other impacts that could detrimentally impact our ability to perform our operations. We could also incur unanticipated costs to remediate impacts and lost business.
•Our earnings and profitability depend, in part, on the performance, financial viability, and compliance with regulatory requirements globally of our subcontractors and suppliers, as well as on the availability and pricing of highly skilled labor, raw materials, chemicals, parts, and components. The disruption of one or more of these factors could have a material adverse effect on our financial position, results of operations and/or cash flows.
We rely on subcontractors and other suppliers (referred to collectively as suppliers) to provide raw materials, chemicals, parts, components and subsystems for our products, produce hardware elements and sub-assemblies, provide software and intellectual property, and perform some of the services we need for our operations or provide to our customers, and to do so efficiently and in compliance with all applicable laws, regulations and contract terms, while maintaining strong values and cultures. Disruptions, performance problems or other issues with our suppliers, including unanticipated cost growth, failure to meet regulatory or contractual requirements, and/or unethical or illegal behavior, or a misalignment between our contractual obligations to our customers and our agreements with our suppliers, have had and may continue to have various adverse impacts on the company, including on our ability to meet our commitments to customers and financial expectations. Supply chain challenges, including risk of delays and disruptions continue to be heightened globally.
Our ability to perform our obligations on time can be adversely affected if one or more of our suppliers is unable to provide the agreed-upon products, materials or intellectual property, or perform the agreed-upon services, in a timely, compliant and cost-effective manner. We have experienced, and may continue to experience, financial or other performance challenges if we are unable to use or obtain certain raw materials, chemicals, parts, components or other substances in a timely and/or cost-efficient manner due to laws or other regulations that restrict or prohibit the use or import of such items, or cause suppliers to be unwilling or unable to supply them, and we cannot obtain a reasonable substitute on a timely or cost-effective basis, including as a result of tariffs or other trade restrictions. Changes in political or economic conditions, including changes in demand, the macroeconomic environment (including inflation and labor and supply chain challenges), defense budgets and/or priorities, the global security environment, export/import restrictions, tariffs, sanctions and other trade-related activities, access to critical technology and materials (including metals and components), and/or evolving requirements, among others, have adversely affected and could adversely affect the financial stability of our suppliers and/or their ability to perform effectively.
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
In connection with our U.S. government contracts, we are required to procure certain raw materials, chemicals, components and parts from supply sources approved by the customer and/or are restricted from procuring products or services from certain sources. Because the identification and qualification of new or additional suppliers for

NORTHROP GRUMMAN CORPORATION

certain products and services can take an extended period of time and can result in additional cost, supplier disruptions can have an adverse impact on our business. For example, we require access to certain microelectronics and our ability to produce and/or deliver products will be significantly impacted if the microelectronics manufacturing supply chain is cut off or significantly limited or delayed. This risk is increased for products and services that are single or sole source. For example, for some components, we may have had, or have, only one supplier, or one domestic supplier, that meets our needs. If that supplier cannot timely perform, or if we are unable to procure components from certain suppliers due to regulatory restrictions, we may be unable to find a suitable alternative and to meet our obligations.
Additionally, we may be held responsible not only for our own compliance with legal, contractual and customer requirements, but that of our suppliers, including with respect to counterfeit, unauthorized or otherwise non-compliant parts or materials.
•If we are unable to attract and retain a qualified workforce necessary for our business, we may be unable to maintain our competitive position, meet the needs of our customers or achieve our results, which could have a material adverse effect on our financial position, results of operations and/or cash flows.
Our operating results and growth opportunities are heavily dependent upon our ability to attract and retain sufficient qualified personnel who are or can reasonably obtain requisite security clearances and program access, who have the requisite skills in multiple areas, including science, technology, engineering and math, and who share our values and are able to operate effectively consistent with our culture. Outside the U.S., it is increasingly important that we are also able to attract and retain personnel with relevant local qualifications and experience. We continue to face increased competition for talent with traditional defense companies, new entrants in our markets and commercial companies, globally, with increasing wage rates and, in some cases, greater flexibility around working conditions. Although we have realized benefits from extensive hiring and retention programs in recent years, the risk of insufficient personnel may increase, either broadly or with respect to select critical staffing requirements, including those with security clearances. If necessary qualified personnel are more scarce or more difficult to attract or retain under reasonable terms, or if we experience a high level of attrition, generally or in particular areas, or if such personnel are increasingly unable to obtain security clearances or program access on a timely basis or are unable to be timely and effectively trained, we would expect higher labor-related costs and we could face challenges performing on various of our programs and meeting financial expectations. In addition, the macroeconomic environment, including continued challenges in the global labor market, may further affect our ability to hire, develop and retain the necessary workforce. Separately, the recent executive order regarding executive salaries and incentive compensation metrics applicable to defense contractors could adversely impact our ability to attract or retain executive talent.
Certain of our employees are covered by collective bargaining agreements. We generally have been able to renegotiate renewals to expiring agreements without significant disruption of operating activities. However, other companies have experienced challenges in renewing labor agreements. If, for example, we also experience difficulties with renewals and renegotiations of existing collective bargaining agreements, or if our employees pursue new collective representation, we could incur additional expenses and impacts on operating efficiency and may be subject to work stoppages, production delays, increased labor costs and/or other labor-related disruptions. Any such expenses, stoppages or disruptions could adversely affect our performance and results.
•Our international business exposes us to additional risks, including risks related to geopolitical and economic factors, laws and regulations, which could have a material adverse effect on our financial position, results of operations and/or cash flows.
Sales to customers outside the U.S. are an important component of our business and strategy. Our international business is subject to numerous political and economic factors, legal requirements, cross-cultural considerations and other risks associated with doing business globally. These risks differ in some respects from those associated with our U.S. business and our exposure to such risks is expected to increase if and as our international business continues to grow.
Our international business is generally subject to regulations and practices of the United States and other countries in which we do business. Failure by us, our employees, partners or others with whom we work to comply with applicable laws and regulations could result in administrative, civil, commercial or criminal liabilities, including suspension or debarment from government contracts or suspension of export/import privileges. Additionally, failure to comply with local practices can adversely impact our ability to win business and/or perform work. New regulations and requirements, or changes to existing ones, in countries in which we operate can significantly

NORTHROP GRUMMAN CORPORATION

increase our costs and risks of doing business internationally. Our customers outside of the U.S. also often have the ability to terminate contracts for convenience as well as for default of contract terms. If such a termination were to occur, it could have a material adverse effect on our reputation, our ability to compete for other contracts and our financial position, results of operations and/or cash flows.
Changes in laws, political leadership and environment, and/or security risks may dramatically affect our ability to conduct or continue to conduct business in international markets. Our international business is impacted by changes in U.S. and non-U.S. national policies and priorities, and geopolitical relationships, any of which may be influenced by changes in the global threat environment, political leadership, geopolitical and economic uncertainties, trade policies, such as tariffs, world events, government budgets, inflationary pressures, trade sanctions, and economic and political factors more generally. For example, one of the ways in which our business sells our products and services internationally is through the United States Foreign Military Sales (FMS) program. Changes to the U.S. government’s policies regarding FMS could significantly impact our international business.
Additionally, the U.S. and its allies and security partners continue to face a global security environment of heightened tensions and instability, threats from state and non-state actors, including major global powers, as well as terrorist organizations, emerging nuclear tensions, and diverse regional security concerns. These factors have impacted and may in the future impact demand for our products and services, the competitive position of our products and services, funding for programs, our ability to perform, our supply chain, export authorizations, purchasing decisions or customer payments. Global macroeconomic conditions, as well as fluctuations in foreign currency exchange rates and credit, are also likely to further impact our business.
Our contracts with non-U.S. customers in some cases include terms and reflect legal requirements that create additional risks. Such terms include, in some cases, requirements to hire, invest, manufacture or purchase locally, or specific financial obligations, including offset obligations, and provisions that impose significant penalties if we fail to meet our requirements. We have also been required to enter into letters of credit, performance bonds, bank guarantees or other financial arrangements in certain cases. If we are dependent on certain suppliers, as in the U.S., we face risks related to their failure to perform in accordance with legal requirements, particularly where we rely on a sole source supplier. Our ability to sell products globally could be adversely affected if we are unable to design our products on a cost-effective basis or to obtain and retain all necessary export authorizations, which the U.S. government can deny, change or revoke for reasons outside our control. We also partner with non-U.S. companies, including through joint ventures and other forms of collaboration, which subjects us to risks related to the ability to identify and negotiate appropriate arrangements with qualified and acceptable local partners, potential exposure for their actions, and the ability effectively to terminate these arrangements. Such risks are complicated further when we partner with government-affiliated entities.
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
We design, develop and manufacture technologically advanced and innovative products and services, which are applied by our customers in a variety of environments, including highly demanding operating conditions, to accomplish challenging missions. Our success depends upon our ability to develop technologically advanced, innovative and cost-effective products and services, produce products at scale, and market these products and services to our customers globally. Our ability to develop such products depends on the talent of our workforce, continued funding for, and investment in, research and development, continued access to assured suppliers of important technologies and components, our ability to effectively compete, and our ability to provide the people, technologies, facilities, equipment and financial capacity needed to develop and deliver those products and services with maximum efficiency. To perform on our contracts and to win new business, we also depend increasingly on our ability to progress successfully on our digital transformation strategy. To meet evolving customer requirements, it is increasingly necessary to differentiate our offerings and to achieve efficiencies in our operations through digital based solutions, including artificial intelligence. Leveraging artificial intelligence in our business processes and

NORTHROP GRUMMAN CORPORATION

operations can enhance our performance and enable our workforce to meet the needs of the customer. Our business may be adversely affected if we cannot continue to successfully integrate artificial intelligence into our business processes, products and services in a cost-effective, efficient, compliant and responsible manner. In addition, the advancement and integration of artificial intelligence technologies into our business are transforming the nature of work and the skills required within our workforce and may lead to workforce displacement. This could require us to invest in additional employee training, manage impacts on morale and retention and compete for candidates who possess more advanced technological skills. If we are unsuccessful in managing such risks to our workforce, it could negatively impact our operations. Additionally, emerging and potential regulations governing the use of artificial intelligence could impose additional requirements that may increase our costs or adversely impact our speed of delivery. Further, improper use of, or failure to adequately integrate, artificial intelligence could increase costs and lead to data breaches, reputational risks and otherwise negatively impact our business.
If we are unable to continue to develop new products and technologies in a timely fashion, and progress successfully to identify, develop and integrate new technologies and effect digital solutions and transformation, or if we fail to achieve market acceptance and scale production more rapidly than our competitors, we may be unable to maintain our competitive position and our future success could be materially adversely affected.
Problems and delays that could limit the successful development and delivery of our solutions, prevent us from meeting requirements and/or create risk and liabilities include issues with design, technology, operations or digital transformation, inability to achieve learning curve assumptions, inability to integrate emerging and rapidly developing technologies like artificial intelligence, manufacturing materials or components, or subcontractor (or other supplier) performance. Similarly, failures to perform on schedule or otherwise to fulfill our contractual obligations can negatively impact our financial position, reputation and ability to win future business.
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
We have significant operations, including centers of excellence, located in regions that have been, and may in the future be, exposed to hurricanes, earthquakes, water levels, fires, windstorms, heat waves, other extreme weather conditions, acts of terrorism, power shortages and blackouts, telecommunications failures, epidemics, pandemics, and similar outbreaks, and other significant disruptions. We expect our facilities, operations, employees and communities to continue to be at risk for future natural disasters or other weather events, particularly at facilities prone to extreme weather events, such as in Florida and California. Climate related changes can impact weather patterns (e.g., increased frequency and severity of significant weather events), natural hazards (e.g., increased fire risk), mean temperature and sea levels, and long-term precipitation patterns (e.g., increased risk of drought, desertification, water scarcity and/or poor water quality). Such natural disasters and other significant disruptions can interrupt our operations, impact our employees, and result in significant costs and adversely affect our performance.
Our subcontractors and other suppliers have also been, and may in the future be, subject to natural disasters or other significant disruptions that could delay or otherwise affect their ability to deliver or perform. Disruptions also impact the availability and cost of materials needed for manufacturing and can increase insurance and other operating costs, or result in a lack of available coverage. Although we take steps to mitigate these risks, including considering them in determining where to put new businesses, the damage, disruption, delay and other adverse effects of natural disasters may be significant.

NORTHROP GRUMMAN CORPORATION

•We provide products and services, including related to hazardous and high risk operations, which subjects us to various environmental, regulatory, financial, reputational and other risks, and if any of these risks were to materialize, it could have a material adverse effect on our reputation and our financial position, results of operations and/or cash flows.
We provide products and services related to hazardous and high risk operations. Among other such operations, our products and services are used in nuclear-related activities (including nuclear-powered platforms) and used in support of nuclear-related operations of third parties. In addition, certain of our products are provided with space and missile launches. We use and provide energetic materials, including in propulsion systems, which are highly explosive and flammable. We develop missile systems, and counter systems, including strategic deterrents, as well as subsystems and components. These and other activities subject us to various extraordinary risks, including those associated with (1) nuclear-related or non-nuclear launch activities and operations, including failed launches, (2) unintended release or initiation of energetic materials and explosions, whether in the development, test or use of such energetic materials, and (3) the storage, handling and disposal of radioactive and other hazardous or flammable materials and any changes in related regulations. We may be subject to potential liabilities, including for personal injury and harm to human health, property damage, environmental harm, and reputational harm arising out of such incidents or hazardous activities and operations, whether or not the cause was within our control, and insurance may not be reasonably available. Under some circumstances, the U.S. government and prime contractors may provide for certain indemnification and other protection, including pursuant to, or in connection with, Public Law 85-804, 10 U.S.C. 3861, the Price-Anderson Nuclear Industries Indemnity Act, the NASA Space Act, the Commercial Space Launch Act and the Terrorism Risk Insurance Reauthorization Act, for certain risks, but those protections may not be available or adequate.
Certain of our products, such as medium and large caliber ammunition and propulsion systems, involve the use, manufacture and/or handling of a variety of explosive and flammable materials or other hazardous substances. These activities have resulted and may result in incidents that cause workplace injuries and fatalities, damage or destruction of property, the temporary shut down or other disruption of manufacturing, production delays, environmental harm and expense, fines and liabilities to third parties. We have safety and loss prevention programs, which provide for pre-construction reviews, along with safety audits of operations involving explosive materials, to attempt to avoid or mitigate such incidents, as well as potential insurance coverage and indemnification to address resulting liabilities, but they may not be successful.
In addition, our customers, or others, may use, handle or test our products and services in ways that can be unusually hazardous or risky, or in ways that are not intended, not authorized or inconsistent with guidance and warnings, which may create potential liabilities for our company, as well as reputational harm.
•We may not be able to adequately protect and fully exploit our intellectual property rights or obtain necessary rights to intellectual property of others, which could materially and adversely affect our ability to compete and perform on contracts, and have a material adverse effect on our reputation and our financial position, results of operations and/or cash flows.
To perform on our contracts and to win new business, we depend on our ability to develop, protect and exploit our intellectual property and use the intellectual property of others. Increasing demands from our customers to access and obtain rights in our intellectual property, and positions taken by our suppliers and competitors, challenge our ability to protect and exploit intellectual property.
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

NORTHROP GRUMMAN CORPORATION

adequate legal remedies. In addition, our trade secrets or other proprietary information may otherwise become known or be independently developed by competitors.
In some instances, our ability to win or perform contracts requires us to use third party intellectual property. This may require the government or our customer to provide rights to such third party intellectual property or for us to negotiate directly with third parties to obtain necessary rights on reasonable terms, which may not be practicable.
Our intellectual property is subject to challenge, invalidation, or circumvention by third parties. Our access to and use of intellectual property licensed or otherwise obtained from third parties is also subject to challenges. Litigation to determine the scope of intellectual property rights, even if ultimately successful, has been and could in the future be costly. Moreover, the legal framework concerning intellectual property rights varies among countries and the protections under foreign laws and courts may not be favorable and are subject to change.
General and Other Risk Factors
•Our insurance coverage, customer indemnifications or other liability protections may be unavailable or inadequate to cover our significant risks, which could have a material adverse effect on our financial position, results of operations and/or cash flows.
We endeavor to obtain insurance from financially stable, responsible, highly rated counterparties in established markets to cover significant risks and liabilities (including, for example, natural disasters, space launches and on-orbit operations, cybersecurity, hazardous operations, energetics and products liability). Not every risk or liability can be insured, and insurance coverage is not always reasonably available. Further, policy limits and terms of coverage reasonably obtainable may not be sufficient to cover actual losses or liabilities. For example, the space insurance market is experiencing increased price volatility and capacity constraints. Due to recent increases in the frequency and severity of losses in the space market, insurers are decreasing limits, increasing pricing and some have exited the market. Even if insurance coverage is available, we are not always able to obtain it at a price or on terms acceptable to us or without increasing exclusions. For example, if any of our space missions, including launch and on‑orbit operations, are partially or wholly uninsured, we will bear a portion or all the losses resulting from a mission failure.
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
•Depending upon the investment performance of plan assets, changes in actuarial assumptions, and legislative or other regulatory actions, pension and other postretirement benefit (OPB) obligations and related expenses and funding requirements may fluctuate significantly and could have a material adverse effect on our financial position, results of operations and/or cash flows.
The company’s pension and OPB obligations and related expenses are dependent upon the investment performance of plan assets and various assumptions, including discount and interest rates, mortality and the estimated long-term rates of return on plan assets. Changes in assumptions associated with our pension and OPB plans, the investment performance of plan assets, and gains or losses associated with changes in valuation of marketable securities related to our non-qualified plans and other non-operating assets could have a material adverse effect on our financial position, results of operations and/or cash flows.
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
Goodwill is an intangible asset that we recognize in connection with acquisitions of third-party businesses. Goodwill accounts for approximately 34 percent of our total assets as of December 31, 2025. Other long-lived assets principally comprise property, plant and equipment (PP&E) used in operating our business. The cost of PP&E

NORTHROP GRUMMAN CORPORATION

utilized in support of our commercial business, including approximately $600 million of PP&E in our commercial space business, is not allocable to government contracts and is therefore subject to greater recoverability risk than PP&E utilized in support of our U.S. government contracts. Although the fair value of our reporting units and the net realizable value of our other long-lived assets currently exceed their respective carrying values, changes in business conditions, the market-based inputs used in our goodwill impairment test, or our assumptions related to the recoverability of our long-lived assets, could result in significant write-offs of goodwill or other long-lived assets.
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Annual Report on Form 10-K and the information we are incorporating by reference contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “plan,” “project,” “forecast,” “believe,” “estimate,” “guidance,” “outlook,” “trends,” “goals” and similar expressions generally identify these forward-looking statements. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified and discussed more fully in the section entitled “Risk Factors” and other important factors disclosed in this report and from time to time in our other filings with the SEC.
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
The company’s Chief Information and Digital Officer (CIDO) reports to the CEO. Our Chief Information Security Officer (CISO) reports to the CIDO and leads our cybersecurity functions. The CISO is responsible for the assessment and management of cybersecurity risk and the resiliency, protection and defense of our networks and systems. The CISO leads a team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, data protection, privacy, insider threats and regulatory compliance. The current CISO is an executive with extensive technical and operational experience in building and leading cybersecurity and resiliency teams in industry and the government.
Our Board of Directors is responsible for overseeing enterprise risk management activities in general, and each of our Board committees assists the Board in the role of risk oversight. The full Board receives an update on the company’s risk management process and the risk trends related to cybersecurity at least annually. Periodic briefings are also provided when warranted by emerging risks. The Audit and Risk Committee specifically assists the Board in its oversight of risks related to cybersecurity. To help ensure effective oversight, the CISO briefs the Audit and Risk Committee on the company’s information security and cybersecurity risk posture at least four times a year.
The company’s Enterprise Risk Management Council (ERMC) considers risks relating to cybersecurity, among other significant risks, and applicable mitigation plans to address such risks. The ERMC is comprised of the Executive Leadership Team, as well as the Chief Accounting Officer, Chief Ethics and Compliance Officer, Corporate Secretary, Chief Environment, Quality and Safety Officer, Treasurer and Vice President, Internal Audit. The CIDO and CISO attend each ERMC meeting. The ERMC meets during the year and receives periodic updates from the CIDO and CISO on cybersecurity risks.

NORTHROP GRUMMAN CORPORATION

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
Our approach to cybersecurity risk management includes the following key elements:
•Multi-Layered Defense and Real Time Monitoring – We maintain a global cybersecurity program designed to identify, assess and manage material risks from cybersecurity threats. Our program is aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework. We employ a defense-in-depth strategy that utilizes automation and intelligence-driven threat hunting methodologies, strictly enforced identity controls and real time monitoring to protect our networks and platform integrity. We continue to invest in our compliance capabilities, maintaining readiness for Cybersecurity Maturity Model Certification requirements and meeting evolving DoW standards. We protect our computing environments and products from cybersecurity threats through multi-layered defenses and apply lessons learned from our defense and monitoring efforts to help prevent future attacks. We are proactive — utilizing data analytics to detect anomalies and search for cyber threats. Our Cybersecurity Operations Center provides comprehensive cyber threat detection and response capabilities and maintains a 24x7 monitoring system which complements the technology, processes and threat detection techniques we use to monitor, manage and mitigate cybersecurity threats or vulnerabilities. From time to time, we engage third-party consultants or other advisors to assist in assessing, identifying and/or managing cybersecurity threats.
•Periodic Assessment – The cybersecurity program is subject to periodic internal assessments (including Internal Audit and penetration testing), independent third-party assessments and exercises. We periodically refine our processes to incorporate lessons learned from these assessments and exercises. Additionally, several external entities evaluate our cybersecurity program, including the U.S. Defense Contract Management Agency, the Defense Industrial Base Cybersecurity Assessment Center and a Cybersecurity Maturity Model Certification Third Party Assessment Organization, to assess and certify our cybersecurity regulatory compliance. We also engage with external auditors and consultants who conduct audits and assessments of our cybersecurity controls.
•Insider Threats – We maintain an insider threat program, led by our Vice President, Corporate and Enterprise Security, designed to identify, assess, and address potential risks from within our company. Our insider threat program, which is supported by the cybersecurity program, evaluates potential risks consistent with applicable laws and regulations, customer requirements and industry practices.
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
•Third Party Risk Management – We conduct cybersecurity assessments before sharing or allowing the hosting or processing of our sensitive data in computing environments managed by third parties. Our standard terms and conditions contain contractual provisions requiring certain cybersecurity and data protections and controls and require third parties to notify us promptly of cyber incidents or data breaches so that we can assess potential impact on us.
•Training and Awareness – We provide annual cybersecurity and information security awareness training to our employees with network access to help identify, avoid and mitigate cybersecurity threats and insider risks. This training also includes awareness about the policies and guidance associated with data privacy and protection of personal information, and protection and security of our company, customer and other third-party data. We regularly conduct targeted phishing exercises for employees on each company network. We also periodically host cybersecurity and ransomware tabletop exercises with management and other company functional stakeholders to practice rapid cyber incident response.
•Supplier Engagement – We provide training and other resources to our suppliers to support cybersecurity resiliency and data security principles in our supply chain in addition to any requirements from our customers, as a condition of doing business with us, and require them to complete information security

NORTHROP GRUMMAN CORPORATION

questionnaires to review and assess any potential cyber-related risks depending on the nature of the services or products being provided.
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
Item 2. Properties
At December 31, 2025, we had approximately 53 million square feet of floor space at 446 separate locations, primarily in the U.S., for manufacturing, warehousing, research and testing, administration and various other uses. We leased to third parties approximately 42,000 square feet of our owned and leased facilities. The company’s major operations are at the following locations:
Aeronautics Systems
Sierra Vista, AZ; El Segundo, Mojave, Palmdale and San Diego, CA; Melbourne and St. Augustine, FL; Iuka and Moss Point, MS; Beavercreek, OH; Oklahoma City, OK; and Clearfield and Layton, UT.
Defense Systems
Huntsville and Madison, AL; Mesa, AZ; Northridge, CA; Warner Robins, GA; Lake Charles, LA; Elkton, MD; Elk River and Plymouth, MN; Ogden and Roy, UT; Dulles, McLean and Radford, VA; and Keyser, WV. Locations outside the U.S. include Australia.
Mission Systems
Manhattan Beach, McClellan, San Diego, Sunnyvale and Woodland Hills, CA; Apopka, FL; Rolling Meadows, IL; Annapolis, Annapolis Junction, Baltimore, Elkridge, Halethorpe, Linthicum and Sykesville, MD; Bethpage and Williamsville, NY; Cincinnati, OH; Salt Lake City, UT; and Chantilly, Charlottesville and Waynesboro, VA. Locations outside the U.S. include France, Germany, Italy and the United Kingdom.
Space Systems
Huntsville, AL; Chandler and Gilbert, AZ; Azusa, Carson, Los Angeles, Manhattan Beach, Oxnard, Redondo Beach and San Diego, CA; Aurora, Boulder and Colorado Springs, CO; Beltsville, Elkridge and Hanover, MD; Devens, MA; Clearfield, Corinne, Magna, Salt Lake City and Tremonton, UT; and Dulles, Fairfax, McLean and Sterling, VA.
Corporate
Falls Church, VA.
The following is a summary of our floor space at December 31, 2025:

Square feet (in thousands)	Owned	Leased	U.S. Government Owned/Leased	Total
Aeronautics Systems	3,050	7,020	3,414	13,484
Defense Systems	1,009	4,418	2,304	7,731
Mission Systems	8,243	4,243	—	12,486
Space Systems	10,321	7,516	559	18,396
Corporate	372	226	—	598
Total	22,995	23,423	6,277	52,695
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
We have 800,000,000 shares authorized at a $1 par value per share, of which 141,997,194 shares and 144,952,026 shares were issued and outstanding as of December 31, 2025 and 2024, respectively.
PREFERRED STOCK
We have 10,000,000 shares authorized at a $1 par value per share, of which no shares were issued and outstanding as of December 31, 2025 and 2024.
MARKET INFORMATION
Our common stock is listed on the New York Stock Exchange and trades under the symbol NOC.
HOLDERS
As of January 22, 2026, there were 16,994 common shareholders of record.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
The table below summarizes our repurchases of common stock during the three months ended December 31, 2025.

Period	Number of Shares Purchased	Average Price Paid per Share(1)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)(2)
September 27, 2025 - October 24, 2025	111,974	$609.37	111,974	$2,923
October 25, 2025 - November 21, 2025	405,703	571.55	405,703	2,691
November 22, 2025 - December 31, 2025	277,220	566.31	277,220	2,534
Total	794,897	$575.05	794,897	$2,534
(1)Excludes commissions paid and other costs of execution, including taxes.
(2)On December 11, 2024, the company’s board of directors authorized a new share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock. Repurchases under the program commenced in September 2025. All repurchases of common stock during the three months ended December 31, 2025 were made pursuant to this program. By its terms, the program will expire when the company has used all authorized funds for repurchases.
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

NORTHROP GRUMMAN CORPORATION

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return, assuming reinvestment of dividends, over a five-year period of $100 invested at the close of business on December 31, 2020, in Northrop Grumman Stock, the Standard & Poor’s (S&P) 500 Index and the S&P Aerospace & Defense (A&D) Index.
Comparison of Cumulative Five Year Total Return

$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
Period Ending
Northrop Grumman
S&P 500 Index
S&P A&D Index

The S&P A&D Index is comprised of Axon Enterprise, Inc., The Boeing Company, General Dynamics Corporation, General Electric Company, Howmet Aerospace Inc., Huntington Ingalls Industries Inc., L3Harris Technologies, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, RTX Corporation, Textron Inc., and TransDigm Group Incorporated.
This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.
Item 6. [Reserved]

NORTHROP GRUMMAN CORPORATION

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The following discussion should be read along with the financial statements included in this Form 10-K, as well as Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) of our Form 10-K for the year ended December 31, 2024 (“2024 Annual Report on Form 10-K”). To the extent the January 1, 2025 SSAS realignment impacted the disclosures in the 2024 Annual Report on Form 10-K, we recast those prior year disclosures herein.
Divestiture of Training Services Business
On May 24, 2025 (the “Divestiture date”), the company completed its previously announced sale of substantially all of the Immersive Mission Solutions (IMS) operating unit of Defense Systems (the “training services” business or
“divestiture”) for $333 million in cash and recorded a pre-tax gain on sale of $231 million. IMS is a provider of mission training and satellite ground network communications software for U.S. government customers. Operating results include sales and operating income for the training services business prior to the Divestiture date.
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
The ongoing conflict in Ukraine, recent events in Venezuela and threats elsewhere, particularly in the Middle East and the Western Pacific region, have increased global tensions and instability and highlighted security requirements globally, including in Europe, the Middle East, the Pacific region and Latin America, as well as the U.S. These conflicts have resulted in and may continue to result in increased demand for defense products and services from allies and partner nations, particularly in those regions. For example, we experienced an increase in demand for certain of our products and services directly and indirectly related to the conflict in Ukraine. We continue to monitor developments in these regions, but have not experienced, and do not anticipate experiencing, significant adverse financial impacts directly from these conflicts.
We believe the current global security environment, characterized by significant national security threats to the U.S. and its allies, continues to highlight the need for strong deterrence and robust defense capabilities, and we are actively evaluating both opportunities and risks associated with this environment. We believe our capabilities, particularly in space, C4ISR, air and missile defense, battle management, advanced weapons, strategic deterrence, survivable aircraft and mission systems should help our customers in the U.S. and globally defend against current and future threats and, as a result, continue to position us for long-term profitable business growth.
Global Economic Environment
Over the past several years, the global economic environment has experienced challenges, including inflationary pressures; widespread delays and disruptions in supply chains; business slowdowns or shutdowns; workforce challenges and labor shortfalls; and market volatility. These macroeconomic factors can and have contributed, and could continue to contribute, to increased costs, delays, disruptions and other performance challenges, as well as increased competing demands for limited resources to address such increased costs and other challenges, for our company, our suppliers and partners, and our customers. We continue to work to address challenges to our business caused by the macroeconomic environment. We have seen progress in the supply chain as on-time deliveries and quality continue to improve. In remaining areas of pressure, we are proactively working with our suppliers to help meet our contract commitments.
In addition, although interest rates have declined over the past year, they remain elevated compared to recent years and have raised the cost of borrowing for governments. If rates increase or remain elevated, it could impact government spending priorities (in the U.S. and allied countries, in particular), including the demand for defense products. Economic tensions and changes in international trade policies, including, for example, the widespread tariffs announced since last year by the U.S. on its major trading partners, higher tariffs on imported goods and materials and actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), could also further impact the global market for defense products, services and solutions. The full impact of these governmental actions on macroeconomic conditions and on our business is uncertain, difficult to predict and depends on a number of factors, including the extent and duration of tariffs, any

NORTHROP GRUMMAN CORPORATION

reversal or temporary suspension of announced tariffs, the availability of exemptions, changes in the amount and scope of tariffs, the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies, and possible resulting general inflationary pressures in the global economy. We are continuing to monitor the impact on our business, suppliers and customers, but do not believe that the tariffs in effect at this time will have a material adverse effect on our business.
U.S. Political, Budget and Regulatory Environment
The U.S. continues to face an uncertain and evolving political, budget and regulatory environment. In particular, it is difficult to predict the specific course of future defense budgets. Current and future requirements related to the conflict in Ukraine and threats in the Middle East, the Western Pacific and Latin America and other security priorities, as well as the macroeconomic environment, the national debt, and other domestic priorities, among other things, in the U.S. and globally, will continue to impact our customers’ budgets, spending and priorities, and our industry. The U.S. political environment may also impact defense budgets and priorities, issues related to the national debt, and government spending more broadly. We anticipate that issues related to budgetary priorities, defense spending levels and the debt ceiling will continue to be subjects of considerable debate, with a potentially significant impact on our programs and the company.
On July 4, 2025, the FY 2025 reconciliation bill titled the One Big Beautiful Bill Act (the “OBBBA”) was enacted. The OBBBA allocates approximately $150 billion in funds for defense spending, including funding for air and missile defense, munitions, strategic deterrence, shipbuilding and supply chains and other military capabilities, and the appropriated funds will remain available to be obligated until September 30, 2029 and expended through FY 2034. The OBBBA is expected to result in increased investments by the DoW in defense modernization projects and Pacific region deterrence, among other programs. See Note 6 to the financial statements for additional information on key income tax provisions of the OBBBA.
Annual appropriations to fund the federal government for FY 2026 have not yet been enacted. On October 1, 2025, the U.S. Government entered a shutdown, which ended on November 12, 2025. The federal government is currently operating under a continuing resolution (“CR”) that extends funding for most agencies (including DoW) until January 30, 2026. It remains uncertain when the government will approve FY 2026 appropriations and what levels of funding the appropriations will provide. Government operations under an extended CR or a government shutdown could have adverse impacts on our programs and new starts, in particular, and the U.S. Government’s ability to make timely payments.
The Presidential Administration (the “Administration”) has issued numerous executive orders, including orders to undertake a comprehensive overhaul of the Federal Acquisition Regulation, to reform the DoW defense acquisition process and, more recently, to address underperformance and insufficient prioritization of government contracts, insufficient investment in production and production speed and incentive compensation metrics applicable to defense contractors. See “Risk factors” for further discussion regarding risks associated with executive orders and regulatory changes. Some of the Administration’s executive orders are subject to ongoing court challenges. Implementation of certain of these executive orders could adversely affect our business or create a more challenging or costly regulatory, operating and economic environment.
In light of the ongoing conflicts and heightened global instability as well as political tensions and related legal challenges, we expect continued uncertainty in the global security, U.S. political, budget and regulatory environment. Initiatives to reduce governmental spending, federal budget and debt ceiling action, and further changes in U.S. government policy positions, including trade and foreign policy, tax policy and DoW policies or priorities, could materially impact defense spending broadly and the company’s programs in particular.
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

NORTHROP GRUMMAN CORPORATION

company to expand production capacity along with the opportunity to earn improved returns on the LRIP and NTE phases of the program.
During the fourth quarter of 2023, we recognized a projected loss of $1.56 billion across the five LRIP options. During the first quarter of 2025, we recognized an additional $477 million loss across the five LRIP options. During the fourth quarter of 2025, we again reviewed our estimated profitability on the LRIP phase of the program and made no significant changes to the previously recognized loss.
The company’s 2025 results reflect our current best estimate of cost to complete the LRIP and NTE aircraft, as well as the outcome of ongoing discussions with our suppliers. If our estimated cost to complete the aircraft changes, if we reach an agreement with the customer regarding an accelerated production rate, or if our assumptions regarding contract performance, quantities, supplier negotiations, or funding to mitigate the impact of macroeconomic disruptions are resolved more or less favorably than what we have estimated, our financial position, results of operations and/or cash flows could be materially affected.
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
During the second quarter of 2025, we partnered with the U.S. Air Force in defining the preliminary execution framework necessary for successful restructure of the program. The program restructure will include a revision to the acquisition strategy, joint establishment of a new program baseline, and other critical preparation activities necessary to re-accomplish Milestone B approval. Based on this preliminary execution framework, we updated our estimated profitability on the program and recognized a $76 million favorable estimate-at-completion (EAC) adjustment during the second quarter of 2025 largely related to our expectations for achieving certain contract incentives.
During the fourth quarter of 2025, we reviewed our estimated profitability on the Sentinel program and made no significant changes. If our estimated cost to complete the restructured EMD effort or our expectations for achieving contract incentives are more or less favorable than what we have estimated, our financial position, results of operations and/or cash flows could be materially affected.
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
In evaluating our operating performance, we primarily focus on changes in sales and operating margin rates. Where applicable, significant fluctuations in operating performance attributable to individual contracts or programs, or changes in a specific cost element across multiple contracts, are described in our analysis. Based on this approach and the nature of our operations, the discussion of results of operations below first focuses on our four segments before distinguishing between products and services. Changes in sales are generally described in terms of volume, while changes in operating margin rates are generally described in terms of performance and/or contract mix. For purposes of this discussion, volume generally refers to increases or decreases in sales or cost from production/service activity levels and performance generally refers to non-volume-related changes in profitability, which are typically described in terms of changes in net EAC adjustments. Contract mix generally refers to changes in the ratio

NORTHROP GRUMMAN CORPORATION

of contract type and/or life cycle (e.g., cost-type, fixed-price, development, production, and/or sustainment). Contract mix can also refer to differences in the profitability of the programs that drive changes in sales (e.g., sales growth or decreases on programs with accretive or dilutive margin rates).
CONSOLIDATED OPERATING RESULTS
Non-GAAP Financial Measures
For purposes of the operating results discussion below, we assess our performance using certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “FAS”), as follows:
•Organic sales is defined as total sales excluding sales attributable to the company's former training services business. This measure may be useful to investors and other users of our financial statements as a supplemental measure in evaluating the company’s underlying sales growth as well as in understanding our ongoing business and future sales trends by presenting the company’s sales adjusted for the impact of the divestiture.
•Mark-to-market adjusted net earnings (MTM-adjusted net earnings) and MTM-adjusted earnings per share (MTM-adjusted EPS) exclude MTM pension and OPB benefit (expense) and related tax impacts, which are generally only recognized during the fourth quarter. These non-GAAP measures may be useful to investors and other users of our financial statements as supplemental measures in evaluating the company’s underlying financial performance by presenting the company’s operating results before the non-operational impact of pension and OPB actuarial gains and losses. These measures are also consistent with how management views the underlying performance of the business as the impact of MTM accounting is not considered in management’s assessment of the company’s operating performance or in its determination of incentive compensation awards.
We reconcile these non-GAAP financial measures to their most directly comparable GAAP financial measures below. These non-GAAP measures may not be defined and calculated by other companies in the same manner and should not be considered in isolation or as an alternative to operating results presented in accordance with GAAP.
Financial Highlights
Selected financial highlights are presented in the table below:

	Year Ended December 31			% Change in
$ in millions, except per share amounts	2025	2024	2023	2025	2024
Sales	$41,954	$41,033	$39,290	2%	4%
Operating costs and expenses	37,674	36,663	36,753	3%	—%
Operating costs and expenses as a % of sales	89.8%	89.4%	93.5%
Gain on sale of business	231	—	—	NM	—%
Operating income	4,511	4,370	2,537	3%	72%
Operating margin rate	10.8%	10.6%	6.5%
Mark-to-market pension and OPB benefit (expense)	527	443	(422)	19%	NM
Federal and foreign income tax expense	886	842	290	5%	190%
Effective income tax rate	17.5%	16.8%	12.4%
Net earnings	4,182	4,174	2,056	—%	103%
Diluted earnings per share	$29.08	$28.34	$13.53	3%	109%

NORTHROP GRUMMAN CORPORATION

Sales
The table below reconciles sales to organic sales:

	Year Ended December 31			% Change in
$ in millions	2025	2024	2023	2025	2024
Sales	$41,954	$41,033	$39,290	2%	4%
Less: Training services sales	(112)	(304)	(302)
Organic sales	$41,842	$40,729	$38,988	3%	4%
2025 sales increased $921 million, or 2 percent, due to higher sales of $1.1 billion at Mission Systems, $603 million at Defense Systems, net of a $192 million reduction related to the training services divestiture, and $596 million at Aeronautics Systems. These increases were partially offset by $960 million of lower sales at Space Systems, largely due to a $738 million sales reduction associated with wind-down of work on the restricted space and NGI programs, and $425 million of higher intercompany eliminations.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 15 to the consolidated financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income and Margin Rate
2025 operating income increased $141 million, or 3 percent, primarily due to a $231 million pre-tax gain on sale for the training services divestiture and a $218 million increase in the FAS/CAS operating adjustment. These increases were partially offset by a $167 million decrease in segment operating income, primarily driven by $423 million of lower operating income at Aeronautics Systems reflecting the first quarter B-21 loss provision, and a $126 million increase in non-divestiture-related unallocated corporate expense largely driven by higher deferred state tax expense. 2025 operating margin rate increased to 10.8 percent from 10.6 percent reflecting the items above.
2025 G&A costs as a percentage of sales of 9.6 percent were comparable to the prior year.
See “Segment Operating Results” below for further information by segment. For further information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Mark-to-Market Pension and OPB Benefit/Expense
The primary components of pre-tax MTM benefit (expense) are presented in the table below:

	Year Ended December 31
$ in millions	2025	2024	2023
Actuarial (losses) gains on projected benefit obligation	$(609)	$1,314	$(1,489)
Actuarial gains (losses) on plan assets	1,136	(871)	1,067
MTM benefit (expense)	$527	$443	$(422)
The 2025 MTM benefit of $527 million was primarily driven by actual net plan asset returns of 11.3 percent compared to our 7.5 percent asset return assumption, partially offset by a 15 basis point decrease in the discount rate from year end 2024.
Federal and Foreign Income Taxes
In July 2025, the OBBBA was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of research and development expenditures under Internal Revenue Code (IRC) Section 174 (reinstating full expensing beginning in 2025), extension of bonus depreciation, and revisions to international tax regimes. The company recognized the income tax effects of the OBBBA in its 2025 financial statements.

NORTHROP GRUMMAN CORPORATION

2025 income tax expense increased $44 million, or 5 percent, due to a higher effective tax rate (ETR) and higher earnings before income taxes. The 2025 ETR increased to 17.5 percent from 16.8 percent in 2024 primarily due to a net reduction in tax reserves in the prior year, lower research credits principally due to enactment of the OBBBA, and additional income tax expense related to nondeductible goodwill in the divested training services business. These increases were partially offset by lower interest expense on unrecognized tax benefits. The MTM benefit in both 2025 and 2024 increased each respective year’s ETR by 0.4 percentage points. See Note 6 to the consolidated financial statements for additional information.
Net Earnings
The table below reconciles net earnings to MTM-adjusted net earnings:

	Year Ended December 31			% Change in
$ in millions	2025	2024	2023	2025	2024
Net earnings	$4,182	$4,174	$2,056	—%	103%
MTM (benefit) expense	(527)	(443)	422	19%	NM
MTM-related deferred state tax expense (benefit)(1)	28	23	(22)	22%	NM
Federal tax expense (benefit) of items above(2)	105	88	(84)	19%	NM
MTM adjustment, net of tax	(394)	(332)	316	19%	NM
MTM-adjusted net earnings	$3,788	$3,842	$2,372	(1)%	62%
(1)The deferred state tax impact in each period was calculated using the company’s blended state tax rate of 5.25 percent and is included in Unallocated corporate expense within operating income.
(2)The federal tax impact in each period was calculated by subtracting the deferred state tax impact from MTM (benefit) expense and applying the 21 percent federal statutory rate.
2025 net earnings were comparable to the prior year and reflect the $141 million increase in operating income described above and an $84 million increase in our MTM benefit, partially offset by a $115 million decrease in the non-operating FAS pension benefit, $44 million of higher interest expense and a $44 million increase in income tax expense.
Diluted Earnings Per Share
The table below reconciles diluted earnings per share to MTM-adjusted EPS:

	Year Ended December 31			% Change in
	2025	2024	2023	2025	2024
Diluted earnings per share	$29.08	$28.34	$13.53	3%	109%
MTM (benefit) expense per share	(3.66)	(3.02)	2.78	21%	NM
MTM-related deferred state tax expense (benefit) per share(1)	0.19	0.16	(0.14)	19%	NM
Federal tax expense (benefit) of items above per share(2)	0.73	0.60	(0.56)	22%	NM
MTM adjustment per share, net of tax	(2.74)	(2.26)	2.08	21%	NM
MTM-adjusted EPS	$26.34	$26.08	$15.61	1%	67%
(1)The deferred state tax impact in each period was calculated using the company’s blended state tax rate of 5.25 percent and is included in Unallocated corporate expense within operating income.
(2)The federal tax impact in each period was calculated by subtracting the deferred state tax impact from MTM (benefit) expense and applying the 21 percent federal statutory rate.
2025 diluted earnings per share increased $0.74, or 3 percent, reflecting comparable net earnings and a 2 percent reduction in weighted-average diluted shares outstanding.
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

	Year Ended December 31			% Change in
$ in millions	2025	2024	2023	2025	2024
Operating income	$4,511	$4,370	$2,537	3%	72%
Operating margin rate	10.8%	10.6%	6.5%
Reconciliation to segment operating income:
CAS pension expense	(475)	(279)	(154)	70%	81%
FAS pension service expense	217	239	236	(9)%	1%
FAS/CAS operating adjustment	(258)	(40)	82	545%	NM
Gain on sale of business	(231)	—	—	NM	—%
Training services divestiture - unallowable state taxes and transaction costs	20	5	—	300%	NM
Intangible asset amortization and PP&E step-up depreciation	84	97	122	(13)%	(20)%
Deferred state tax expense (benefit) of MTM adjustment(1)	28	23	(22)	22%	NM
Deferred state tax benefit of B-21 loss provisions(1)	(25)	—	(82)	NM	NM
Other unallocated corporate expense	248	89	123	179%	(28)%
Unallocated corporate expense	124	214	141	(42)%	52%
Segment operating income	$4,377	$4,544	$2,760	(4)%	65%
Segment operating margin rate	10.4%	11.1%	7.0%
(1)Represents the deferred state tax expense (benefit) associated with MTM benefit (expense) and the B-21 loss provisions, which are recorded in Unallocated corporate expense consistent with other changes in deferred state taxes.
Segment Operating Income and Margin Rate
2025 segment operating income decreased $167 million, or 4 percent, primarily due to $423 million of lower operating income at Aeronautics Systems reflecting the first quarter B-21 loss provision and $71 million of lower operating income at Space Systems, partially offset by higher operating income of $229 million at Mission Systems and $155 million at Defense Systems. Segment operating margin rate decreased to 10.4 percent primarily due to the B-21 loss provision at Aeronautics Systems, partially offset by higher operating margin rates at Defense Systems, Mission Systems and Space Systems.
FAS/CAS Operating Adjustment
The 2025 FAS/CAS operating adjustment reflects higher CAS pension expense largely driven by plan asset returns in prior years and changes in certain CAS actuarial assumptions as of December 31, 2024.
Unallocated Corporate Expense
The decrease in 2025 unallocated corporate expense is primarily due to a $231 million gain on the sale of our training services business. Non-divestiture-related unallocated corporate expense increased primarily due to higher deferred state tax expense largely related to the repeal of mandatory capitalization of research and development expenditures under IRC Section 174.

NORTHROP GRUMMAN CORPORATION

Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported sales, operating income and margin rate.
The aggregate favorable and unfavorable EAC adjustments are presented in the table below:

	Year Ended December 31
$ in millions	2025	2024	2023
Favorable EAC adjustments	$1,696	$1,461	$1,314
Unfavorable EAC adjustments	(1,487)	(1,111)	(1,230)
Net EAC adjustments	$209	$350	$84
Net EAC adjustments by segment are presented in the table below:

	Year Ended December 31
$ in millions	2025	2024	2023
Aeronautics Systems	$(186)	$157	$(38)
Defense Systems	168	90	82
Mission Systems	192	59	149
Space Systems	47	42	(101)
Eliminations	(12)	2	(8)
Net EAC adjustments	$209	$350	$84
AERONAUTICS SYSTEMS
Aeronautics Systems is a leader in the design, development, production, integration, sustainment and modernization of military aircraft systems for the U.S. Air Force, the U.S. Navy, other U.S. government agencies, and international customers. Major products include strategic long-range strike aircraft; tactical fighter and air dominance aircraft; airborne battle management and command and control systems; and uncrewed autonomous aircraft systems, including high-altitude long-endurance (HALE) strategic intelligence, surveillance and reconnaissance (ISR) systems.

	Year Ended December 31			% Change in
$ in millions	2025	2024	2023	2025	2024
Sales	$12,992	$12,396	$11,164	5%	11%
Operating income (loss)	813	1,236	(416)	(34)%	NM
Operating margin rate	6.3%	10.0%	(3.7)%
Sales
2025 sales increased $596 million, or 5 percent, primarily due to a $385 million increase on F-35 largely driven by material volume, a $379 million increase on TACAMO as that program ramps, and higher volume on the E-2 and B-21 programs. These increases were partially offset by lower sales on other restricted programs and a $106 million decrease on F/A-18 as final production deliveries were completed.
Operating Income
2025 operating income decreased $423 million and operating margin rate decreased to 6.3 percent primarily due to a $477 million loss provision recorded on the LRIP phase of the B-21 program in the first quarter of 2025. This was partially offset by higher net EAC adjustments across the portfolio.
DEFENSE SYSTEMS
Defense Systems is a leader in the design, engineering, development, integration and production of strategic deterrent systems, advanced tactical weapons, and missile defense solutions for the U.S. military and a broad range of international customers. Major products and services include strategic missiles; integrated, all-domain command and control (C2) systems; precision strike weapons; advanced propulsion, including tactical solid rocket motors and high speed air-breathing and hypersonic systems; high-performance gun systems, ammunition, precision munitions and advanced fuzes; and weapons integration, modernization, and sustainment.

NORTHROP GRUMMAN CORPORATION

	Year Ended December 31			% Change in
$ in millions	2025	2024	2023	2025	2024
Sales	$8,002	$7,399	$7,185	8%	3%
Less: Training services sales	(112)	(304)	(302)
Organic sales	$7,890	$7,095	$6,883	11%	3%

Operating income	$871	$716	$684	22%	5%
Operating margin rate	10.9%	9.7%	9.5%
Sales
2025 sales increased $603 million, or 8 percent, primarily due to a $224 million increase on Sentinel as that program continues to ramp, a $185 million increase on armament programs, including military ammunition programs, a $153 million increase in sales from new awards across the IBCS program portfolio, and higher volume due to material timing on the GMLRS program. These increases were partially offset by a $192 million reduction in sales related to the divested training services business.
Operating Income
2025 operating income increased $155 million, or 22 percent, due to a higher operating margin rate and higher sales. Operating margin rate increased to 10.9 percent from 9.7 percent primarily due to higher net EAC adjustments, including a $76 million favorable EAC adjustment on the Sentinel program during the second quarter of 2025.
MISSION SYSTEMS
Mission Systems is a leader in advanced mission solutions and multifunction systems, primarily for the U.S. defense and intelligence community, and international customers. Major products and services include radar, electro-optical/infrared (EO/IR) and acoustic sensors; command, control, communications and computers, intelligence, surveillance and reconnaissance (C4ISR) systems; electronic warfare systems; advanced communications and network systems; advanced microelectronics; navigation and positioning sensors; maritime power, propulsion and payload launch systems; full spectrum cyber solutions; and intelligence processing systems.

	Year Ended December 31			% Change in
$ in millions	2025	2024	2023	2025	2024
Sales	$12,506	$11,399	$10,895	10%	5%
Operating income	1,827	1,598	1,609	14%	(1)%
Operating margin rate	14.6%	14.0%	14.8%
Sales
2025 sales increased $1.1 billion, or 10 percent, primarily due to continued ramp-up on restricted airborne radar programs, as well as higher sales of $161 million on marine systems programs, $141 million on international ground-based radar programs and $105 million on communications programs, as several programs ramp up following new awards.
Operating Income
2025 operating income increased $229 million, or 14 percent, due to higher sales and a higher operating margin rate. Operating margin rate increased to 14.6 percent from 14.0 percent primarily due to higher net EAC adjustments, including a $68 million favorable EAC adjustment recorded in the third quarter of 2025 in the restricted advanced microelectronics portfolio, partially offset by investments made by the sector in connection with restricted business opportunities during the first quarter of 2025.

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

	Year Ended December 31			% Change in
$ in millions	2025	2024	2023	2025	2024
Sales	$10,771	$11,731	$11,873	(8)%	(1)%
Operating income	1,183	1,254	1,130	(6)%	11%
Operating margin rate	11.0%	10.7%	9.5%
Sales
2025 sales decreased $960 million, or 8 percent, primarily due to wind-down of work on the restricted space and NGI programs, which reduced sales by $738 million, as well as a $172 million decrease for the SDA satellite programs due to the timing of materials and a $102 million decrease driven by lower volume on the SLS Booster program. These decreases were partially offset by a $168 million increase on GEM 63 and higher volume on HALO as those programs continue to ramp.
Operating Income
2025 operating income decreased $71 million, or 6 percent, due to lower sales, partially offset by a higher operating margin rate. Operating margin rate increased to 11.0 percent from 10.7 percent principally due to more favorable contract mix.

NORTHROP GRUMMAN CORPORATION

PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Year Ended December 31
$ in millions	2025		2024		2023
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$9,723	$9,340	$9,211	$8,383	$8,280	$9,053
Service	3,102	2,687	3,053	2,658	2,745	2,399
Intersegment eliminations	167	152	132	119	139	128
Total Aeronautics Systems	12,992	12,179	12,396	11,160	11,164	11,580
Defense Systems
Product	6,367	5,682	5,696	5,169	5,159	4,708
Service	1,425	1,263	1,532	1,365	1,875	1,659
Intersegment eliminations	210	186	171	149	151	134
Total Defense Systems	8,002	7,131	7,399	6,683	7,185	6,501
Mission Systems
Product	8,854	7,608	8,076	7,000	7,749	6,669
Service	2,218	1,861	2,146	1,805	2,092	1,730
Intersegment eliminations	1,434	1,210	1,177	996	1,054	887
Total Mission Systems	12,506	10,679	11,399	9,801	10,895	9,286
Space Systems
Product	8,797	7,827	9,743	8,711	9,709	8,844
Service	1,468	1,309	1,576	1,398	1,681	1,468
Intersegment eliminations	506	452	412	368	483	431
Total Space Systems	10,771	9,588	11,731	10,477	11,873	10,743
Total Product	$33,741	$30,457	$32,726	$29,263	$30,897	$29,274
Total Service	8,213	7,120	8,307	7,226	8,393	7,256
Total Segment(1)	$41,954	$37,577	$41,033	$36,489	$39,290	$36,530
(1)A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”

Product Sales and Costs
2025 product sales increased $1.0 billion, or 3 percent, primarily due to higher sales on restricted airborne radar, marine systems and international ground-based radar programs at Mission Systems, higher volume on Sentinel, military ammunition programs and the IBCS program portfolio at Defense Systems, and higher sales on the F-35, TACAMO, E-2, and B-21 programs at Aeronautics Systems. These increases were partially offset by wind-down of work on the restricted space and NGI programs and lower volume on SDA satellite programs at Space Systems.
2025 product costs increased $1.2 billion, or 4 percent, reflecting a lower operating margin rate principally due to the $477 million loss provision recorded on the B-21 program at Aeronautics Systems in the first quarter of 2025, partially offset by higher net EAC adjustments at Defense Systems largely driven by Sentinel.
Service Sales and Costs
2025 service sales decreased $94 million, or 1 percent, primarily due to lower restricted sales at Space Systems and lower service volume at Defense Systems due to the training services divestiture, partially offset by higher restricted sales at Mission Systems and higher volume on aircraft sustainment services at Aeronautics Systems.
2025 service costs decreased $106 million, or 1 percent, consistent with the change in services sales described above.
BACKLOG
Backlog represents the future sales we expect to recognize on firm orders received by the company and is equivalent to the company’s remaining performance obligations at the end of each period. It comprises both funded backlog

NORTHROP GRUMMAN CORPORATION

(firm orders for which funding is authorized and appropriated) and unfunded backlog. Unexercised contract options and indefinite delivery indefinite quantity (IDIQ) contracts are not included in backlog until the time the option or IDIQ task order is exercised or awarded. Backlog is converted into sales as costs are incurred or deliveries are made.
Backlog consisted of the following at December 31, 2025 and 2024:

	2025			2024
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2025
Aeronautics Systems	$12,585	$10,467	$23,052	$25,202	(9)%
Defense Systems	8,610	19,186	27,796	26,614	4%
Mission Systems	13,251	5,381	18,632	16,443	13%
Space Systems	9,083	17,118	26,201	23,209	13%
Total backlog	$43,529	$52,152	$95,681	$91,468	5%
2025 net awards totaled $46.3 billion. Significant 2025 new awards include $14.8 billion for restricted programs (primarily at Aeronautics Systems, Space Systems, and Mission Systems), $3.3 billion for F-35 (at Mission Systems and Aeronautics Systems), $2.5 billion for GEM 63, $1.8 billion for GWS, and $1.3 billion for Virginia Class submarines.
LIQUIDITY AND CAPITAL RESOURCES
We are focused on the efficient conversion of operating income into cash to provide for the company’s material cash requirements, including working capital needs, satisfaction of contractual commitments, investment in our business through capital expenditures, funding of our pension and OPB plans, and shareholder returns.
As of December 31, 2025, we had cash and cash equivalents of $4.4 billion; $265 million was held outside of the U.S. by foreign subsidiaries. We expect cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets through our shelf registration with the SEC, if needed, to be sufficient to provide liquidity to the company in the short-term and long-term. The company has a five-year senior unsecured credit facility in an aggregate principal amount of $3.0 billion, and in April 2025, we renewed our one-year $500 million uncommitted credit facility. At December 31, 2025, there were no borrowings outstanding under these credit facilities. In May 2025, we issued $1.0 billion of unsecured senior notes for general corporate purposes, including debt repayment, share repurchases and working capital.
The company’s principal contractual commitments include purchase obligations, repayments of long-term debt and related interest, and payments under operating leases. At December 31, 2025, we had $23.9 billion of purchase obligations, approximately half of which are short-term. Purchase obligations are largely comprised of open purchase order commitments to suppliers and subcontractors under U.S. government contracts. In most circumstances, our risk associated with the purchase obligations on our U.S. government contracts is limited by the termination liability provisions within those contracts. As such, we do not believe they represent a material liquidity risk to the company. At December 31, 2025, we had capital expenditure commitments of $1.6 billion, which we expect to satisfy with cash on hand. We also had provisions for uncertain tax positions of $1.6 billion, some or all of which could result in future cash payments to various taxing authorities. At this time, we are unable to estimate the timing and amount of any future cash outflows related to these uncertain tax positions.
Refer to the respective notes to the consolidated financial statements for further information about our share repurchase programs (Note 2), commercial paper, credit facilities and long-term debt (Note 9), standby letters of credit and guarantees (Note 11), future minimum contributions for the company’s pension and OPB plans (Note 12), and lease payment obligations (Note 14).

NORTHROP GRUMMAN CORPORATION

Cash Flow Measures
In addition to our cash position, we consider various cash flow measures in capital deployment decision-making, including cash provided by operating activities and free cash flow, a non-GAAP measure described in more detail below.
Operating Cash Flow
The table below summarizes key components of cash provided by operating activities:

	Year Ended December 31
$ in millions	2025	2024	2023
Net earnings	$4,182	$4,174	$2,056
Changes in trade working capital(1)	(100)	(29)	199
Other, net	675	243	1,620
Net cash provided by operating activities	$4,757	$4,388	$3,875
(1) Beginning in the fourth quarter of 2025, the company redefined trade working capital presented in this table to include accounts receivable, unbilled receivables, inventoried costs, trade accounts payable and advance payments and billings in excess of costs incurred. Prior period amounts and disclosures have been recast to conform to current period presentation.
2025 cash provided by operating activities increased $369 million, or 8 percent, primarily due to $149 million of lower net cash tax payments and improvements in trade working capital.
2024 cash provided by operating activities increased $513 million, or 13 percent, driven by $355 million lower net cash tax payments.
Free Cash Flow
Free cash flow, as reconciled in the table below, is a non-GAAP measure defined as net cash provided by or used in operating activities less capital expenditures. This measure may not be defined and calculated by other companies in the same manner. We use free cash flow as a key factor in our planning for, and consideration of, acquisitions, the payment of dividends and stock repurchases. This non-GAAP measure may be useful to investors and other users of our financial statements as a supplemental measure of our cash performance, but should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to operating cash flows presented in accordance with GAAP.
The table below reconciles net cash provided by operating activities to free cash flow:

	Year Ended December 31			% Change in
$ in millions	2025	2024	2023	2025	2024
Net cash provided by operating activities	$4,757	$4,388	$3,875	8%	13%
Capital expenditures	(1,450)	(1,767)	(1,775)	(18)%	—%
Free cash flow	$3,307	$2,621	$2,100	26%	25%
2025 free cash flow increased $686 million, or 26 percent, due to higher net cash provided by operating activities as well as lower capital expenditures.
Investing Cash Flow
2025 net cash used in investing activities decreased $594 million as compared with 2024, principally due to $333 million in proceeds from the sale of the training services business and $317 million of lower capital expenditures.
Financing Cash Flow
2025 net cash used in financing activities increased $2.2 billion as compared with 2024, primarily due to a $3.0 billion net decrease in cash from long-term debt, partially offset by a $890 million decrease in share repurchases. Cash returned to shareholders through share repurchases and dividends totaled $2.9 billion in 2025 and $3.7 billion in 2024.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements. We employ judgment in making our estimates in consideration of historical experience, currently available information

NORTHROP GRUMMAN CORPORATION

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
Revenue Recognition
Due to the long-term nature of our contracts, we generally recognize revenue over time using the cost-to-cost method, which requires us to make reasonable estimates regarding the revenue and cost associated with the design, manufacture and delivery of our products and services.
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
Our cost estimation process is based on the professional knowledge of our engineering, program management and financial professionals, and draws on their significant experience and judgment. We prepare EACs for our contracts and calculate an estimated contract profit based on total estimated contract sales and cost. Since our contracts often span a period of several years, estimation of revenue, cost, and progress toward completion requires significant judgment. Factors considered in these estimates include our historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, the effect of change orders, availability and cost of materials, components and subcontracts, the effect of any delays in performance and the level of indirect cost allocations.
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

NORTHROP GRUMMAN CORPORATION

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
Discount Rate – The discount rate represents the interest rate we use to determine the present value of future cash flows currently expected to be required to settle our pension and OPB obligations. The discount rate is generally based on the yield of high-quality corporate fixed-income investments. At the end of each year, we determine the discount rate using a theoretical bond portfolio model of bonds rated AA or better to match the notional cash outflows related to projected benefit payments for each of our significant benefit plans. Taking into consideration the factors noted above, our weighted-average composite pension discount rate was 5.58 percent at December 31, 2025 and 5.73 percent at December 31, 2024.
The effects of a hypothetical change in the discount rate may be nonlinear and asymmetrical for future years as the discount rate changes. Holding all other assumptions constant, an increase or decrease of 25 basis points in the December 31, 2025 discount rate assumption would have the following estimated effects on 2025 pension and OPB obligations, which would be reflected in the 2025 MTM (benefit) expense, and 2026 expected pension and OPB expense:

$ in millions	25 Basis Point Decrease in Rate	25 Basis Point Increase in Rate
2025 pension and OPB obligation and MTM expense (benefit)	$796	$(761)
2026 pension and OPB (benefit) expense	(22)	21
Cash Balance Crediting Rate – A portion of the company’s pension obligation and resulting pension expense is based on a cash balance formula, where participants’ hypothetical account balances are accumulated over time with pay-based credits and interest. Interest is credited monthly using the current 30-Year Treasury bond rate. The interest crediting rate is part of the cash balance formula and independent of actual pension investment returns. In general, the cash balance crediting rate tends to move in concert with the discount rate but has an offsetting effect on pension benefit obligations and the related MTM (benefit) expense. The minimum cash balance crediting rate allowed under the plan is 2.25 percent. The cash balance crediting rate assumption has been set to its current level of 4.84 percent as of December 31, 2025, increasing to 5.26 percent by 2031. Holding all other assumptions constant, an increase or decrease of 25 basis points in the December 31, 2025 cash balance crediting rate assumption would have the following estimated effects on the 2025 pension benefit obligation, which would be reflected in the 2025 MTM (benefit) expense, and 2026 expected pension expense:

$ in millions	25 Basis Point Decrease in Rate	25 Basis Point Increase in Rate
2025 pension obligation and MTM (benefit) expense	$(106)	$110
2026 pension (benefit) expense	(9)	10
Expected Long-Term Rate of Return on Plan Assets – The expected long-term rate of return on plan assets (EROA) assumption reflects the average rate of net earnings we expect on current and future benefit plan investments. EROA is a long-term assumption, which we review annually and adjust to reflect changes in our long-term view of expected market returns and/or significant changes in our plan asset investment policy. Due to the inherent uncertainty of this assumption, we consider multiple data points at the measurement date including the plan’s target asset allocation, third-party projection models of expected long-term returns for each of the plans’ strategic asset classes and historical plan asset returns. In addition to the data points themselves, we consider trends in the data points, including changes from the prior measurement date. The EROA assumptions we use for pension benefits are consistent with those used for OPB plans; however, we reduce the EROA for OPB plans to allow for the impact of tax on investment earnings, as certain Voluntary Employee Beneficiary Association trusts are taxable.
During 2025, the Investment Committee of the company’s benefit plans reviewed the plans’ major asset class allocations and approved an update to increase the target fixed-income asset allocation from 45% to 48%. The actual

NORTHROP GRUMMAN CORPORATION

asset allocation as of December 31, 2025 was approximately 43% fixed-income, 28% public equities, 27% alternatives, and 2% cash. At this time, the Investment Committee is not planning any significant changes to that mix. For further information on plan asset investments, see Note 12 to the consolidated financial statements.
Consistent with our past practice, we obtained long-term capital market forecasting models from several third parties and, using our target asset allocation, developed an expected rate of return on plan assets from each model. We considered not only the specific returns projected by those third-party models, but also changes in the models year-to-year when developing our EROA.
While historical market returns are not necessarily predictive of future market returns, given our long history of plan performance supported by the stability in our investment mix, investment managers, and active asset management, we believe our actual historical performance is a reasonable metric to consider when developing our EROA. Our average annual rate of return from 1976 to 2025 was approximately 10.6 percent and our 20-year and 30-year rolling average rates of return were approximately 7.5 percent and 8.3 percent, respectively, each determined on an arithmetic basis and net of expenses. Our 2025 return on plan assets, net of expenses, was approximately 11.3 percent.
For determining 2025 FAS expense, we assumed an expected long-term rate of return on pension plan assets of 7.5 percent and an expected long-term rate of return on OPB plan assets of 7.08 percent. For 2026 FAS expense, we have assumed an expected long-term rate of return of 7.5 percent on pension plan assets and 7.1 percent on OPB plans. Holding all other assumptions constant, an increase or decrease of 25 basis points in our December 31, 2025 EROA assumption would have the following estimated effects on 2026 expected pension and OPB expense (benefit):

$ in millions	25 Basis Point Decrease	25 Basis Point Increase
2026 pension and OPB expense (benefit)	$79	$(79)
In addition, holding all other assumptions constant, an increase or decrease of 100 basis points in actual versus expected return on plan assets would have the following estimated effects on our 2026 MTM expense (benefit):

$ in millions	100 Basis Point Decrease	100 Basis Point Increase
2026 MTM expense (benefit)	$314	$(314)
Estimated Fair Market Value of Plan Assets – For certain plan assets where the fair market value is not readily determinable, such as private equity, real estate, and other alternative investments, we develop estimates of fair value using the best information available. Estimated fair values on these plan assets are based on redemption values and net asset values (NAV), as well as valuation methodologies that include third-party appraisals, comparable transactions, discounted cash flow valuation models and public market data.
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
The RPEC has not released a projection scale since MP-2021, citing complexities in incorporating the substantial number of “excess deaths” in 2020 and 2021 into their existing model and uncertainties about future expectations primarily related to COVID-19. As such, after considering the information released by the RPEC in October 2021 as well as the company’s recent mortality experience, we adopted the full MP-2021 projection scale while continuing to use the Pri-2012 White Collar table, supplemented with 50% of the Gradual Wear-Off illustration as outlined in the RPEC’s 2022 Mortality Improvement Update paper to reflect the future impacts of COVID-19. We used these mortality assumptions to calculate our pension and OPB obligations recognized at December 31, 2025, and the amounts estimated for our 2026 pension and OPB expense.
For further information regarding our pension and OPB plans, see “Risk Factors” and Notes 1 and 12 to the consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

Litigation, Commitments and Contingencies
We are subject to a range of claims, disputes, enforcement actions, investigations, lawsuits, overhead cost claims, environmental matters, income tax matters and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment based upon the professional knowledge and experience of management. We determine whether to accrue a loss and, if so, what amount based on consideration of the facts and circumstances of each matter as then known to us. Determinations regarding whether to accrue a loss and, if so, of what amount, reflect management’s assessment regarding what is likely to occur; they do not necessarily reflect what management believes should occur. The ultimate resolution of any such exposure to us may vary materially from earlier estimates as further facts and circumstances develop or become known to us.
Environmental Matters – We are subject to environmental laws and regulations in the jurisdictions in which we do or have done business. Factors that could result in changes to the assessment of probability, range of reasonably estimated costs and environmental accruals include: modification of planned remedial actions; changes in the estimated time required to conduct remedial actions; discovery of more or less extensive (or different) contamination than anticipated; information regarding the potential causes and effects of contamination; results of efforts to involve other responsible parties; financial capabilities of other responsible parties; changes in laws and regulations, their interpretation or application; contractual obligations affecting remediation or responsibilities; and improvements in remediation technology. As we expect to recover a significant portion of environmental remediation liabilities through overhead charges on government contracts, such amounts are deferred in prepaid expenses and other current assets (current portion) and other non-current assets until charged to contracts. We use judgment to evaluate the recoverability of our environmental remediation costs, assessing, among other things, U.S. government regulations, our U.S. government contract mix and past practices. Portions of the company’s environmental liabilities we do not expect to be recoverable are expensed when the liability is established. As of December 31, 2025, we expect approximately 92 percent of the company’s environmental remediation costs to be recoverable. A 10 percentage point decrease in this assumption would result in approximately a $55 million reduction to operating income. To the extent our judgments on the recoverability of our environmental remediation costs change or the unallowable portion of our environmental remediation costs otherwise increase, there could be a significant impact on our consolidated financial position, annual results of operations and/or cash flows.
Income Tax Matters – The evaluation of tax positions taken in a filed tax return, or planned to be taken in a future tax return or claim, requires the use of judgment. We establish reserves for uncertain tax positions when, despite the belief that our tax positions are supportable, there remains uncertainty in a tax position taken in our filed tax returns or planned to be taken in a future tax return or claim. The company follows a recognition and measurement approach, considering the facts, circumstances, and information available at the reporting date. We exercise judgment in determining the level of evidence necessary and appropriate to support our assessment using all available information. The technical merits of a given tax position are derived from sources of authority in the tax law and their applicability to the facts and circumstances of the position. In measuring the tax position, the company considers the amounts and probabilities of the outcomes that could be realized upon settlement. When it is more likely than not that a tax position will be sustained, we record the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority. As of December 31, 2025, we have approximately $1.6 billion in unrecognized tax benefits. To the extent we prevail in matters for which reserves have been established or are required to pay amounts in excess of reserves, there could be a significant impact on our consolidated financial position, annual results of operations and/or cash flows.
For further information on litigation, commitments and contingencies, see “Risk Factors” and Note 1, Note 6, Note 10 and Note 11 to the consolidated financial statements.
Goodwill and Long-Lived Assets
Overview – We allocate the purchase price of acquired businesses to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair values, with the excess, as well as any adjustments during the initial measurement period, recorded as goodwill. Such fair value assessments require judgments and estimates that can be affected by contract performance and other factors over time, which may cause final amounts to differ materially from original estimates. Adjustments to the fair value of purchased assets and liabilities after the initial measurement period are recognized in net earnings.
We record property, plant and equipment (PP&E) for capital assets used in operating our business. The cost of PP&E utilized in support of our government contracts is generally allowable and allocable cost in accordance with applicable FAR and CAS requirements, which limits our risk of impairment on those assets. However, the cost of PP&E utilized in support of our commercial business, including approximately $600 million of PP&E used in our

NORTHROP GRUMMAN CORPORATION

commercial space business, is not allocable to government contracts and is therefore subject to greater recoverability risk.
Impairment Testing – We test for impairment of goodwill annually as of December 31 at each of our reporting units, which comprise our operating segments, or more frequently if events occur or circumstances change such that it is more likely than not an impairment may exist. When testing for goodwill impairment, we may perform both qualitative and quantitative assessments. If we perform a qualitative assessment and conclude that it is more likely than not that the fair value of a reporting unit is less than the carrying value, then a quantitative assessment is performed. When a quantitative assessment is performed, we compare the carrying value of each reporting unit to its respective fair value and recognize an impairment loss to the extent that the fair value is less than the carrying value.
Our qualitative assessment evaluates relevant events and circumstances such as macroeconomic conditions, industry considerations, and reporting unit financial performance. If we perform a quantitative assessment, we primarily use the income approach based on the cash flows we expect the reporting units to generate in the future, consistent with our operating plans. This income valuation method requires management to project sales, operating expenses, working capital, capital spending and cash flows for the reporting units over a multi-year period, as well as to determine the weighted-average cost of capital (WACC) used as a discount rate and terminal value assumptions.
We performed qualitative assessments for each of our reporting units as of December 31, 2025 and determined that no adjustments to the carrying value of goodwill were necessary. We performed our most recent quantitative analysis as of December 31, 2024, where we determined the fair value of each of our reporting units substantially exceeded their respective carrying values.
We test for impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Our assessment is based on our projection of the undiscounted future operating cash flows of the related asset group. If such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to fair value. There were no material impairment charges recorded in the years ended December 31, 2025, 2024 and 2023.
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

NORTHROP GRUMMAN CORPORATION

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
EQUITY RISK
We have been and continue to be exposed to market risk with respect to our portfolio of marketable securities with a fair value of $483 million and $347 million at December 31, 2025 and 2024, respectively. These securities are exposed to market volatilities, changes in price and interest rates.
INTEREST RATE RISK
We are exposed to interest rate risk on variable-rate short-term credit facilities for which there were no borrowings outstanding at December 31, 2025 and 2024. At December 31, 2025 and 2024, we had long-term debt of $15.7 billion and $16.3 billion, respectively, primarily consisting of fixed-rate debt, with a fair value of approximately $15.1 billion and $15.3 billion, respectively. The terms of our fixed-rate debt obligations do not generally allow investors to demand payment of these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk for our fixed-rate debt; however, we do have exposure to fair value risk if we repurchase or exchange long-term debt prior to maturity. Additionally, if we were to refinance our long-term debt, it may be refinanced at higher interest rates.
FOREIGN CURRENCY RISK
In certain circumstances, we are exposed to foreign currency risk. We enter foreign currency forward contracts to manage a portion of the exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading purposes. At December 31, 2025 and 2024, foreign currency forward contracts with a notional amount of $308 million and $399 million, respectively, were outstanding. At December 31, 2025 and 2024, a 10 percent unfavorable foreign exchange rate movement would not have a material impact on our consolidated financial position, annual results of operations and/or cash flows.
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
Falls Church, Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of earnings and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 26, 2026 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit and risk committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition - Estimates of Revenue and Cost at Completion for Select Long-Term Contracts - Refer to Note 1 to the financial statements
Critical Audit Matter Description
As further described in Note 1 to the financial statements, the Company recognizes revenue as control is transferred to the customer, which for long-term contracts is generally over-time using the cost-to-cost method (cost incurred relative to total cost estimated at completion). Use of the cost-to-cost-method requires the Company to make reasonable estimates regarding the revenue and costs associated with the design, manufacture and delivery of their products or services. The Company estimates profit on these contracts as the difference between total estimated revenue and total estimated costs at completion and recognizes that profit as costs are incurred. If it is determined

NORTHROP GRUMMAN CORPORATION

that a loss is expected to result on an individual performance obligation, the entire amount of the estimable future loss, including an allocation of G&A costs, is charged against income in the period the loss is identified. We analyzed the Company’s contract portfolio to identify contracts that we believe had elevated financial or performance risk. For those contracts identified, the evaluation of one or more of the assumptions used to recognize revenue required extensive audit effort due to the complexity of the contracts and a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revenue and cost estimates for these contracts identified included the following, among others:
•We tested the design and operating effectiveness of controls over the significant assumptions and judgments underlying the estimates of revenues and costs to completion associated with these long-term contracts.
•Based on the risk characteristic identified on an individual contract, we evaluated certain revenue and cost assumptions by:
–Reading the underlying contract and any amendments or modifications to understand the contractual requirements and performance obligations.
–Assessing the timing of recognition of any incentive fees or award fees based on contract terms and relevant historical trends.
–Evaluating management’s ability to achieve the estimates of remaining revenue and costs by performing inquiries with the Company’s program and business management regarding their basis of estimates including work plans, engineering specifications, program labor and suppliers, challenges or opportunities related to the program, actual performance to date compared to plan, and any recent correspondence between the Company and the customer on changes, or expected changes, in scope or contractual terms.
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
January 26, 2026
We have served as the Company’s auditor since 1975.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

	Year Ended December 31
$ in millions, except per share amounts	2025	2024	2023
Sales
Product	$33,741	$32,726	$30,897
Service	8,213	8,307	8,393
Total sales	41,954	41,033	39,290
Operating costs and expenses
Product	27,280	26,188	26,226
Service	6,361	6,483	6,513
General and administrative expenses	4,033	3,992	4,014
Total operating costs and expenses	37,674	36,663	36,753
Gain on sale of business	231	—	—
Operating income	4,511	4,370	2,537
Other (expense) income
Interest expense	(665)	(621)	(545)
Non-operating FAS pension benefit	541	656	530
Mark-to-market pension and OPB benefit (expense)	527	443	(422)
Other, net	154	168	246
Earnings before income taxes	5,068	5,016	2,346
Federal and foreign income tax expense	886	842	290
Net earnings	$4,182	$4,174	$2,056

Basic earnings per share	$29.14	$28.39	$13.57
Weighted-average common shares outstanding, in millions	143.5	147.0	151.5
Diluted earnings per share	$29.08	$28.34	$13.53
Weighted-average diluted shares outstanding, in millions	143.8	147.3	152.0

Net earnings (from above)	$4,182	$4,174	$2,056
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	9	(2)	23
Change in other, net	17	(22)	2
Other comprehensive income (loss), net of tax	26	(24)	25
Comprehensive income	$4,208	$4,150	$2,081
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
$ in millions, except par value	2025	2024
Assets
Cash and cash equivalents	$4,403	$4,353
Accounts receivable, net	1,375	1,272
Unbilled receivables, net	6,544	5,908
Inventoried costs, net	1,309	1,455
Prepaid expenses and other current assets	1,656	1,286
Total current assets	15,287	14,274
Property, plant and equipment, net of accumulated depreciation of $9,648 for 2025 and $8,733 for 2024	10,972	10,536
Operating lease right-of-use assets	1,859	1,770
Goodwill	17,437	17,512
Deferred tax assets	1,051	1,599
Pension and other postretirement benefit plan assets	3,167	2,184
Other non-current assets	1,604	1,484
Total assets	$51,377	$49,359

Liabilities
Trade accounts payable	$3,240	$2,599
Accrued employee compensation	2,309	2,271
Advance payments and billings in excess of costs incurred	4,086	4,070
Other current liabilities	4,247	5,188
Total current liabilities	13,882	14,128
Long-term debt, net of current portion of $534 for 2025 and $1,582 for 2024	15,162	14,692
Pension and other postretirement benefit plan liabilities	1,110	1,120
Operating lease liabilities	1,857	1,798
Other non-current liabilities	2,692	2,331
Total liabilities	34,703	34,069

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2025—141,997,194 and 2024—144,952,026	142	145
Paid-in capital	—	—
Retained earnings	16,658	15,297
Accumulated other comprehensive loss	(126)	(152)
Total shareholders’ equity	16,674	15,290
Total liabilities and shareholders’ equity	$51,377	$49,359
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
$ in millions	2025	2024	2023
Operating activities
Net earnings	$4,182	$4,174	$2,056
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,472	1,370	1,338
Stock-based compensation	119	101	87
Deferred income taxes	548	(582)	(988)
B-21 loss provisions	477	—	1,559
Gain on sale of business	(231)	—	—
Mark-to-market pension and OPB (benefit) expense	(527)	(443)	422
Net periodic pension and OPB income	(346)	(438)	(308)
Pension and OPB contributions	(130)	(129)	(139)
Changes in assets and liabilities:
Accounts receivable, net	(108)	182	54
Unbilled receivables, net	(754)	(215)	247
Inventoried costs, net	97	(358)	(220)
Prepaid expenses and other assets	8	35	(86)
Trade accounts payable	646	485	(469)
Advance payments and billings in excess of costs incurred	19	(123)	587
Other liabilities	(212)	(875)	401
Income taxes payable, net	(559)	1,143	(658)
Other operating activities	56	61	(8)
Net cash provided by operating activities	4,757	4,388	3,875

Investing activities
Capital expenditures	(1,450)	(1,767)	(1,775)
Divestiture of training services business	333	—	—
Proceeds from sale of minority investments	—	—	197
Other investing activities	(38)	18	(4)
Net cash used in investing activities	(1,155)	(1,749)	(1,582)

Financing activities
Net proceeds from issuance of long-term debt	998	2,495	1,995
Payments of long-term debt	(1,500)	—	(1,050)
Common stock repurchases	(1,624)	(2,514)	(1,500)
Cash dividends paid	(1,293)	(1,186)	(1,116)
Payments of employee taxes withheld from share-based awards	(39)	(58)	(52)
Other financing activities	(94)	(132)	(38)
Net cash used in financing activities	(3,552)	(1,395)	(1,761)
Increase in cash and cash equivalents	50	1,244	532
Cash and cash equivalents, beginning of year	4,353	3,109	2,577
Cash and cash equivalents, end of period	$4,403	$4,353	$3,109
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31
$ in millions, except per share amounts	2025	2024	2023
Common stock
Beginning of year	$145	$150	$153
Common stock repurchased	(3)	(5)	(3)
End of year	142	145	150
Paid-in capital
Beginning of year	—	—	—
End of year	—	—	—
Retained earnings
Beginning of year	15,297	14,773	15,312
Common stock repurchased	(1,610)	(2,510)	(1,519)
Net earnings	4,182	4,174	2,056
Dividends declared	(1,294)	(1,185)	(1,114)
Stock compensation	83	45	38
End of year	16,658	15,297	14,773
Accumulated other comprehensive loss
Beginning of year	(152)	(128)	(153)
Other comprehensive income (loss), net of tax	26	(24)	25
End of year	(126)	(152)	(128)
Total shareholders’ equity	$16,674	$15,290	$14,795
Cash dividends declared per share	$8.99	$8.05	$7.34
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Northrop Grumman Corporation is a leading global aerospace and defense technology company. We deliver a broad range of products, services and solutions to U.S. and international customers, and principally to the U.S. Department of War and intelligence community. Our broad portfolio is aligned to support national security priorities and our solutions equip our customers with capabilities they need to connect, protect and advance humanity.
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
During the fourth quarter of 2025, we modified our presentation of the changes in liabilities in the operating cash flow section of the consolidated statement of cash flows by disaggregating Accounts payable and other liabilities into three separate line items: Accounts payable, Advance payments and billings in excess of costs incurred, and Other liabilities. Prior period amounts have been conformed to current period presentation. The modified presentation does not impact previously reported cash provided by operating activities.
Effective January 1, 2025, the company realigned the Strike and Surveillance Aircraft Solutions (SSAS) business unit from Defense Systems to Aeronautics Systems. This realignment is reflected in the financial information contained in this report.
On May 24, 2025 (the “Divestiture date”), the company completed its previously announced sale of substantially all of the Immersive Mission Solutions (IMS) operating unit of Defense Systems (the “training services” business or “divestiture”) for $333 million in cash and recorded a pre-tax gain on sale of $231 million. IMS is a provider of mission training and satellite ground network communications software for U.S. government customers. Operating results include sales and operating income for the training services business prior to the Divestiture date.
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
Contract Estimates
Use of the cost-to-cost method requires us to make reasonable estimates regarding the revenue and cost associated with the design, manufacture and delivery of our products and services. The company estimates profit on these contracts as the difference between total estimated sales and total estimated cost at completion and recognizes that profit as costs are incurred. Significant judgment is used to estimate total sales and cost at completion.
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
We recognize changes in estimated contract sales or costs and the resulting changes in contract profit on a cumulative basis. Net EAC adjustments represent the cumulative effect of the changes on current and prior periods; sales and operating margins in future periods are recognized as if the revised estimates had been used since contract inception. If it is determined that a loss is expected to result on an individual performance obligation, the entire amount of the estimable future loss, including an allocation of G&A costs, is charged against income in the period the loss is identified.
B-21 Program
During the fourth quarter of 2023, we recognized a projected loss of $1.56 billion across the five LRIP options of the B-21 program. During the first quarter of 2025, we recognized an additional $477 million loss across the five LRIP options. As of December 31, 2025, the remaining loss accrual on the B-21 program totaled $1.3 billion, which is included in Other current liabilities.
Net EAC Adjustments
The following table presents the effect of aggregate net EAC adjustments:

	Year Ended December 31
$ in millions, except per share data	2025	2024	2023
Revenue	$534	$396	$298
Operating income	209	350	84
Net earnings(1)	165	277	66
Diluted earnings per share(1)	1.15	1.88	0.43
(1)Based on a 21% federal statutory tax rate.

NORTHROP GRUMMAN CORPORATION

EAC adjustments on a single performance obligation can have a significant effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. During the years ended December 31, 2025, 2024 and 2023, the company recorded the following significant EAC adjustments:
2025 – The company recorded unfavorable EAC adjustments of $226 million and $122 million on the first and second LRIP lots of the B-21 program at Aeronautics Systems. As previously disclosed, the $122 million adjustment was largely offset by a reduction in our loss contingency accrual on the remaining LRIP lots due to a contract restructure that occurred during the third quarter of 2025. The company also recorded a $76 million favorable EAC adjustment on the engineering and manufacturing development (EMD) phase of the Sentinel program at Defense System and a $68 million favorable EAC adjustment in the restricted advanced microelectronics portfolio at Mission Systems.
2024 – The company recorded a $39 million favorable EAC adjustment on the HALO program at Space Systems.
2023 – The company recorded a $143 million unfavorable EAC adjustment on the first LRIP lot of the B-21 program at Aeronautics Systems and $100 million of unfavorable EAC adjustments on the HALO program at Space Systems.
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
Company backlog as of December 31, 2025 was $95.7 billion and reflects a $150 million reduction to backlog in connection with the training services divestiture during the second quarter of 2025. Of our December 31, 2025 backlog, we expect to recognize approximately 35 percent as revenue over the next 12 months and 60 percent as revenue over the next 24 months, with the remainder to be recognized thereafter.
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

NORTHROP GRUMMAN CORPORATION

Net contract assets are as follows:

$ in millions	December 31, 2025	December 31, 2024	$ Change	% Change
Unbilled receivables, net	$6,544	$5,908	$636	11%
Advance payments and amounts in excess of costs incurred	(4,086)	(4,070)	(16)	—%
Net contract assets	$2,458	$1,838	$620	34%
Changes in the company’s contract assets and liabilities primarily result from timing differences between revenue recognition and customer billings and/or payments. Net contract assets as of December 31, 2025 increased 34 percent from the prior year, primarily due to increases in unbilled receivables driven by the timing of deliveries and achievement of billing milestones on certain programs at Defense Systems.
The amount of revenue recognized for the years ended December 31, 2025, 2024 and 2023 that was included in the contract liability balance at the beginning of each year was $3.3 billion, $3.6 billion and $3.1 billion, respectively.
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
Research and Development
Company-sponsored research and development activities primarily include efforts related to government programs. Company-sponsored IR&D expenses totaled $1.1 billion, $1.1 billion and $1.2 billion in 2025, 2024 and 2023, respectively, which represented 2.6 percent, 2.7 percent and 3.0 percent of total sales, respectively. Customer-funded research and development activities are charged directly to the related contracts.
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
In accordance with applicable FAR and CAS requirements, current state and local income and franchise taxes are generally considered allowable and allocable costs to our U.S. government contracts and are, therefore, recorded in operating costs and expenses. The company generally recognizes changes in deferred state taxes and unrecognized state tax benefits in unallocated corporate expense within operating income.
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
The company holds a portfolio of marketable securities including investments to partially fund non-qualified employee benefit plans as well as investments in companies that are advancing or developing technologies applicable to our business. A portion of these securities are held in common/collective trust funds and are measured at fair value using NAV per share as a practical expedient. Marketable securities are recorded at fair value on a recurring basis and are included in Other non-current assets in the consolidated statements of financial position. Changes in unrealized gains and losses on marketable securities are included in Other, net in the consolidated statements of earnings and comprehensive income. Investments in held-to-maturity instruments with original maturities greater than three months are recorded at amortized cost.
Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value on a recurring basis. Changes in the fair value of derivative financial instruments that are designated as fair value hedges are recorded in Other, net in the consolidated statements of earnings and comprehensive income, while changes in the fair value of derivative financial instruments that are designated as cash flow hedges are recorded as a component of other comprehensive income until the hedged transaction is recognized in earnings. For derivative financial instruments not designated as hedging instruments, gains or losses resulting from changes in the fair value are reported in Other, net in the consolidated statements of earnings and comprehensive income.
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
Inventoried costs include direct production costs, factory and engineering overhead, production tooling costs, and allowable G&A. G&A included in Inventoried costs, net was $89 million and $100 million as of December 31, 2025 and 2024, respectively. Inventoried costs are classified as current assets and include amounts related to contracts having production cycles longer than one year due to the long-cycle nature of our business.
Cash Surrender Value of Life Insurance Policies
The company maintains whole life and split-dollar life insurance policies primarily on former officers and executives. Whole life insurance policies are recorded at their cash surrender value as determined by the insurance carrier, and split-dollar life insurance policies are recorded at the lesser of their cash surrender value or premiums paid. These policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plans. As of December 31, 2025 and 2024, the carrying values associated with these policies were $447 million and $416 million, respectively, and are recorded in Other non-current assets in the consolidated statements of financial position.

NORTHROP GRUMMAN CORPORATION

Property, Plant and Equipment
Property, plant and equipment (PP&E) are depreciated over the estimated useful lives of individual assets. Machinery and other equipment is primarily depreciated using declining-balance methods. The other asset categories are generally depreciated using the straight-line method. Depreciation expense is generally an allowable and allocable cost in accordance with applicable FAR and CAS requirements and is recorded in the same segment where the related assets are held. However, the additional depreciation expense related to the step-up in fair value of PP&E acquired through business combinations is recorded in unallocated corporate expense within operating income as such depreciation is not allocable to government contracts and not considered part of management’s evaluation of segment operating performance. Substantially all of the company’s long-lived assets are located in the U.S.
Major classes of PP&E and their useful lives are as follows:

		December 31
Useful life in years, $ in millions	Useful Life	2025	2024
Land and land improvements	Up to 40(1)	$792	$782
Buildings and improvements	Up to 45	4,278	4,031
Machinery and other equipment	Up to 30	10,931	10,389
Capitalized software costs	3-7	1,068	779
Leasehold improvements	Lease Term(2)	3,551	3,288
Property, plant and equipment, at cost		20,620	19,269
Accumulated depreciation		(9,648)	(8,733)
Property, plant and equipment, net		$10,972	$10,536
(1)Land is not a depreciable asset.
(2)Leasehold improvements are depreciated over the shorter of the useful life of the asset or lease term.
During the year ended December 31, 2023, the company received lease incentives for landlord funded leasehold improvements of $55 million related to Space Systems real estate leases, which were recorded in PP&E and included in non-cash investing activities.
Non-cash investing activities also include capital expenditures incurred but not yet paid of $280 million, $242 million and $75 million as of December 31, 2025, 2024 and 2023, respectively.
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
Goodwill and Other Purchased Intangible Assets
Goodwill and other purchased intangible asset balances are included in the identifiable assets of their assigned business segment. Goodwill is presented on a separate line in the consolidated statements of financial position; other purchased intangible assets are included in Other non-current assets. The company includes the amortization of other purchased intangible assets in unallocated corporate expense within operating income as such amortization is not allocable to government contracts and not considered part of management’s evaluation of segment operating performance. The company’s customer-related intangible assets are generally amortized over their respective useful lives based on the pattern in which the future economic benefits of the intangible assets are expected to be consumed. Other intangible assets are generally amortized on a straight-line basis over their estimated useful lives.
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

NORTHROP GRUMMAN CORPORATION

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
Many of the company’s real property lease agreements contain incentives for tenant improvements, rent holidays or rent escalation clauses. For tenant improvement incentives received, if the incentives are determined to be leasehold improvements owned by the company, we generally record the incentives as a reduction to the right-of-use asset, which reduces rent expense over the lease term. For rent holidays and rent escalation clauses during the lease term, the company records rental expense on a straight-line basis over the term of the lease. For these lease incentives, the company uses the date of initial possession as the commencement date, which is generally when the company is given the right of access to the space and begins to make improvements in preparation for intended use.
Finance leases are not material to our consolidated financial statements and the company is not a lessor in any material arrangements. We do not have any material restrictions or covenants in our lease agreements, sale-leaseback transactions, land easements or residual value guarantees.
Litigation, Commitments and Contingencies
We accrue for litigation, commitments and contingencies when management, after considering the facts and circumstances of each matter known to management, has determined it is probable the company will incur a liability and the amount of the loss is reasonably estimable. When only a range of amounts is reasonably estimable and no amount within the range is more likely than another, the low end of the range is accrued. Legal fees are generally expensed as incurred. Due to the inherent uncertainties surrounding gain contingencies, we generally do not recognize potential gains until realized.
Environmental Costs
We accrue for environmental liabilities when management, after considering the facts and circumstances of each matter known to management, has determined it is probable the company will incur costs to address environmental impacts and the costs are reasonably estimable. When only a range of amounts is reasonably estimable and no amount within the range is more likely than another, the low end of the range is accrued. The company typically projects environmental costs for up to 30 years, records environmental liabilities on an undiscounted basis, and excludes asset retirement obligations and certain legal costs. At sites involving multiple parties, we accrue environmental liabilities based upon our expected share of liability, considering the financial viability of other liable parties. For the portion of environmental liabilities the company expects to be recoverable through overhead charges on U.S. government contracts, the company records a deferred asset until amounts are charged to contracts.
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

NORTHROP GRUMMAN CORPORATION

Actuarial gains and losses are immediately recognized in net periodic benefit cost for FAS through MTM benefit (expense) upon annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement. In general, prior service credits are recognized as a component of Accumulated other comprehensive loss and amortized into earnings in future periods.
Stock Compensation
The company’s stock compensation plans are classified as equity plans. Compensation expense for stock awards is measured at the grant date based on the fair value of the award and is recognized over the vesting period (generally three years), net of estimated forfeitures. The company issues stock awards in the form of restricted performance stock rights and restricted stock rights. The fair value of stock awards and performance stock awards is determined based on the closing market price of the company’s common stock on the grant date. For purposes of measuring compensation expense for performance awards, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The fair value of market-based stock awards is determined at the grant date using a Monte Carlo simulation model. For purposes of measuring compensation expense for market-based awards, the expense is generally based on the fair value as of the grant date with no adjustments for the number of shares ultimately expected to vest. At each reporting date, the number of shares used to calculate compensation expense and diluted earnings per share is adjusted to reflect the number ultimately expected to vest.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows:

	December 31
$ in millions	2025	2024
Cumulative translation adjustment	$(131)	$(140)
Other, net	5	(12)
Total accumulated other comprehensive loss	$(126)	$(152)
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
On December 14, 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. We adopted the standard and applied the disclosure requirements on a prospective basis effective for the year ended December 31, 2025. Adoption of ASU 2023-09 did not have an impact on the company’s consolidated financial position, results of operations or cash flows.
On November 4, 2024, the FASB issued ASU No. 2024-03 Disaggregation of Income Statement Expenses (Subtopic 220-40). ASU 2024-03 requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 will be effective for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028 and will be applied on a prospective basis with the option to apply the standard retrospectively. We are evaluating the disclosure impact of ASU 2024-03; however, the standard will not have an impact on the company’s consolidated financial position, results of operations or cash flows.
On September 18, 2025, the FASB issued ASU No. 2025-06 Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40). ASU 2025-06 removes references to prescriptive and sequential software development stages, requiring companies to capitalize internal-use software costs when management commits to funding the software project and it is probable the project will be completed. ASU 2025-06 will be effective for annual and interim periods beginning January 1, 2028, and can be applied on a prospective, modified prospective, or retrospective basis. We are currently evaluating the potential impact of ASU 2025-06 on the company’s consolidated financial position, results of operations and cash flows.
On December 8, 2025, the FASB issued ASU No. 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies the applicability of Topic 270 and the form and content of interim financial statements. In addition, ASU 2025-11 requires entities to disclose material events occurring since the last annual reporting period. ASU 2025-11 will be effective for interim periods beginning January 1, 2028, and can be applied

NORTHROP GRUMMAN CORPORATION

on a prospective or retrospective basis. We are evaluating the disclosure impact of ASU 2025-11; however, the standard will not have an impact on the company’s consolidated financial position, results of operations or cash flows.
Other accounting standards updates adopted and/or issued, but not effective until after December 31, 2025, are not expected to have a material effect on the company’s consolidated financial position, results of operations and/or cash flows.
2. EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.3 million, 0.3 million and 0.5 million shares for the years ended December 31, 2025, 2024 and 2023, respectively.
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
On December 11, 2024, the company’s board of directors authorized a new share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock (the “2024 Repurchase Program”). Repurchases under the 2024 Repurchase Program commenced in September 2025 upon completion of the 2023 Repurchase Program. As of December 31, 2025, repurchases under the 2024 Repurchase Program totaled $0.5 billion; $2.5 billion remained under this share repurchase authorization. By its terms, the 2024 Repurchase Program will expire when we have used all authorized funds for repurchases.
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

NORTHROP GRUMMAN CORPORATION

The table below summarizes the company’s share repurchases to date under the authorizations described above:

Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Shares Repurchased (in millions)

					Year Ended December 31
					2025	2024	2023
January 25, 2021	$3,000	7.0	$431.05	April 2023	—	—	1.4
January 24, 2022(2)	$2,000	4.4	$455.01	February 2024	—	2.5	1.9
December 6, 2023	$2,500	5.2	$482.41	September 2025	2.3	2.9	—
December 11, 2024	$3,000	0.8	$575.31		0.8	—	—
					3.1	5.4	3.3
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
3. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net represent amounts billed and due from customers. Substantially all accounts receivable at December 31, 2025 are expected to be collected in 2026. The company does not believe it has significant exposure to credit risk as the majority of our accounts receivable are due from the U.S. government either as the ultimate customer or in connection with foreign military sales.
Accounts receivable, net consisted of the following:

	December 31
$ in millions	2025	2024
Due from U.S. government (1)	$1,018	$951
Due from international and other customers	362	326
Accounts receivable, gross	1,380	1,277
Allowance for expected credit losses	(5)	(5)
Accounts receivable, net	$1,375	$1,272
(1)Includes receivables due from the U.S. government associated with foreign military sales, which are contracted with and paid by the U.S. government.
4. UNBILLED RECEIVABLES, NET
Unbilled receivables, net represent revenue recognized under the cost-to-cost method that exceeds amounts billed to customers. A large majority of the company’s unbilled receivables at December 31, 2025 are expected to be billed and collected in 2026. Progress and performance-based payments are reflected as an offset to the related unbilled receivable balances.

NORTHROP GRUMMAN CORPORATION

Unbilled receivables, net consisted of the following:

	December 31
$ in millions	2025	2024
Due from U.S. government (1)
Unbilled receivables	$23,730	$22,871
Progress and performance-based payments received	(17,674)	(17,300)
Total due from U.S. government	6,056	5,571
Due from international and other customers
Unbilled receivables	1,054	1,108
Progress and performance-based payments received	(557)	(757)
Total due from international and other customers	497	351
Unbilled receivables, net of progress and performance-based payments received	6,553	5,922
Allowance for expected credit losses	(9)	(14)
Unbilled receivables, net	$6,544	$5,908
(1)Includes unbilled receivables due from the U.S. government associated with foreign military sales, which are contracted with and paid by the U.S. government.
5. INVENTORIED COSTS, NET
Inventoried costs, net are principally associated with contracts where the U.S. government is the primary customer, therefore the company does not believe it has significant exposure to recoverability risk related to these amounts. Inventoried costs associated with our commercial businesses, while less significant in total, are subject to a greater level of recoverability risk.
Inventoried costs, net consisted of the following:

	December 31
$ in millions	2025	2024
Raw materials	$306	$293
Work in process	945	1,118
Finished goods	58	44
Inventoried costs, net	$1,309	$1,455
Inventoried costs, net decreased $146 million, or 10 percent, largely due to the liquidation of costs, which were previously incurred and inventoried for specific anticipated contracts, upon receipt of those contract awards.
6. INCOME TAXES
In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of research and development expenditures under Internal Revenue Code (IRC) Section 174 (reinstating full expensing beginning in 2025), extension of bonus depreciation, and revisions to international tax regimes. The company recognized the income tax effects of the OBBBA in its 2025 financial statements, including an increase of $319 million to taxes receivable and a decrease of $387 million to deferred tax assets as of December 31, 2025. As part of enactment of the OBBBA, the company became subject to the corporate alternative minimum tax (CAMT) and recorded CAMT credit carryforwards of $187 million during 2025. These CAMT credit carryforwards do not expire and may be used to offset future regular U.S. federal income tax liabilities. Given the company’s future taxable income projections, CAMT did not impact the company’s quarterly or annual effective tax rates during 2025.
As described in Note 1, effective for the year ended December 31, 2025, we adopted ASU 2023-09 and applied the disclosure requirements on a prospective basis. In accordance with prospective application, we did not recast prior period disclosures.

NORTHROP GRUMMAN CORPORATION

Federal and Foreign Income Tax Expense
Federal and foreign income tax expense consisted of the following:

	Year Ended December 31
$ in millions	2025	2024	2023
Federal income tax expense:
Current	$298	$628	$949
Deferred	555	204	(670)
Total federal income tax expense	853	832	279
Foreign income tax expense:
Current	22	13	15
Deferred	11	(3)	(4)
Total foreign income tax expense	33	10	11
Total federal and foreign income taxes	$886	$842	$290
Earnings before income taxes associated with the company’s foreign operations are not material in the periods presented.
Income tax expense differs from the amount computed by multiplying earnings before income taxes by the statutory federal income tax rate due to the following:

$ in millions	Year Ended December 31, 2025
U.S. federal statutory tax rate	$1,064	21.0%
Foreign tax effects	15	0.3
Enactment of new tax laws	—	—
Effect of cross-border tax laws:
Foreign derived intangible income, net of reserve	(49)	(1.0)
Other	1	—
Tax credits:
Research and development, net of reserve	(242)	(4.7)
Other	(2)	—
Changes in valuation allowances	—	—
Nontaxable or nondeductible items	11	0.2
Changes in unrecognized tax benefits:
Net interest expense	69	1.4
Other	17	0.3
Other adjustments	2	—
Total federal and foreign income taxes	$886	17.5%

	Year ended December 31
$ in millions	2024		2023
Income tax expense at statutory rate	$1,053	21.0%	$493	21.0%
Research credit	(361)	(7.2)	(210)	(8.9)
Foreign derived intangible income	13	0.3	(63)	(2.7)
Net interest expense	145	2.9	69	2.9
Other, net	(8)	(0.2)	1	0.1
Total federal and foreign income taxes	$842	16.8%	$290	12.4%

NORTHROP GRUMMAN CORPORATION

2025 income tax expense increased $44 million, or 5 percent, due to a higher ETR and higher earnings before income taxes. The 2025 ETR increased to 17.5 percent from 16.8 percent in 2024 primarily due to a net reduction in tax reserves in the prior year, lower research credits principally due to enactment of the OBBBA, and additional income tax expense related to nondeductible goodwill in the divested training services business. These increases were partially offset by lower interest expense on unrecognized tax benefits. The MTM benefit in both 2025 and 2024 increased each respective year’s ETR by 0.4 percentage points.
2024 income tax expense increased $552 million, or 190 percent, due to higher earnings before income taxes and a higher ETR. The 2024 ETR increased to 16.8 percent from 12.4 percent in 2023 primarily due to the impact of the prior year B-21 loss provision and the MTM adjustment on our ETR. The 2024 MTM benefit increased the 2024 ETR by 0.4 percentage points, whereas the prior year B-21 loss provision and MTM expense collectively reduced the 2023 ETR by 3.8 percentage points. The 2024 ETR also reflects a net reduction in tax reserves largely due to a federal court decision in 2024, partially offset by higher interest expense on unrecognized tax benefits.
Net interest expense within the company’s federal, foreign and state income tax provisions was $106 million, $164 million and $62 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The Organization for Economic Co-operation and Development issued Pillar Two model rules for a global minimum tax of 15% effective January 1, 2024. Pillar Two had no impact on our 2025 or 2024 ETR, and we do not currently expect Pillar Two to significantly impact our ETR going forward.
Income Taxes Paid
Income taxes paid, net of refunds received, consisted of the following:

$ in millions	Year Ended December 31, 2025
Federal	$412
State and local
California	151
Other	150
Foreign	18
Income taxes paid, net of refunds received	$731
Income tax payments, net of refunds received, were $880 million and $1.2 billion for the years ended December 31, 2024 and 2023, respectively.
Taxes receivable, which are included in Prepaid expenses and other current assets in the consolidated statements of financial position, were $924 million and $517 million as of December 31, 2025 and 2024, respectively.
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
In the second quarter of 2023, the California Franchise Tax Board approved a resolution of the state examination primarily related to California state apportionment in the company’s 2007 to 2016 tax years, resulting in a $95 million reduction to our unrecognized tax benefits and an $11 million reduction to unallocated corporate expense within operating income.
Tax returns for open tax years related to state and foreign jurisdictions remain subject to examination. As state income taxes are generally considered allowable and allocable costs, any individual or aggregate state examination

NORTHROP GRUMMAN CORPORATION

impacts are not expected to have a material impact on our financial results. Amounts currently subject to examination related to foreign jurisdictions are not material.
The company’s unrecognized tax benefits, excluding accrued interest and penalties of $514 million, $373 million and $305 million as of December 31, 2025, 2024 and 2023, respectively, are presented below:

	December 31
$ in millions	2025	2024	2023
Unrecognized tax benefits at beginning of the year	$1,447	$1,994	$1,663
Additions based on tax positions related to the current year	133	236	276
Additions for tax positions of prior years	125	90	254
Reductions for tax positions of prior years	(15)	(106)	(9)
Settlements with taxing authorities	(2)	(766)	(189)
Decreases from lapse in statutes of limitations	(48)	(1)	(1)
Net change in unrecognized tax benefits	193	(547)	331
Unrecognized tax benefits at end of the year	$1,640	$1,447	$1,994
The 2025 increase in unrecognized tax benefits was primarily related to additional reserves on current year tax positions related to research credits and state apportionment.
If the income tax benefits from these tax positions are ultimately realized, $1.0 billion of federal and foreign tax benefits (and related interest and penalties) would reduce the company’s ETR.

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
The tax effects of temporary differences and carryforwards that gave rise to year-end deferred federal, state and foreign tax balances, as presented in the consolidated statements of financial position, are as follows:

	December 31
$ in millions	2025	2024
Deferred Tax Assets
Capitalized research and experimental expenditures	$3,473	$4,816
Accrued employee compensation	378	386
Provisions for accrued liabilities	488	468
Inventory	11	36
Stock-based compensation	45	37
Operating lease liabilities	569	557
Tax credits	829	562
Other	301	241
Gross deferred tax assets	6,094	7,103
Less: valuation allowance	(582)	(526)
Net deferred tax assets	5,512	6,577
Deferred Tax Liabilities
Retiree benefits	409	153
Goodwill	535	534
Purchased intangibles	58	69
Property, plant and equipment, net	983	827
Operating lease right-of-use assets	582	554
Contract accounting differences	1,760	2,714
Other	134	127
Deferred tax liabilities	4,461	4,978
Total net deferred tax assets	$1,051	$1,599
Realization of deferred tax assets is primarily dependent on generating sufficient taxable income in future periods. The company believes it is more-likely-than-not our net deferred tax assets will be realized.
At December 31, 2025, in addition to the $187 million of CAMT credits noted above, the company has available tax credits and unused net operating losses of $717 million and $584 million, respectively, that may be applied against future taxable income. The majority of tax credits expire between 2026 and 2047, while some may be carried forward indefinitely. Most net operating losses may also be carried forward indefinitely. Due to the uncertainty of the realization of the tax credits and net operating losses, the company has recorded valuation allowances of $358 million and $62 million, respectively, as of December 31, 2025.
Undistributed Foreign Earnings
As of December 31, 2025, the company has accumulated undistributed earnings generated by our foreign subsidiaries and most have been taxed in the U.S. We intend to indefinitely reinvest these earnings, as well as future earnings from our foreign subsidiaries to fund our international operations. In addition, we expect future U.S. cash generation will be sufficient to meet future U.S. cash needs.

NORTHROP GRUMMAN CORPORATION

7. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
Changes in the carrying amounts of goodwill for the years ended December 31, 2024 and 2025, were as follows:

$ in millions	Aeronautics Systems	Defense Systems	Mission Systems	Space Systems	Total
Balance as of December 31, 2023	$3,974	$3,722	$5,881	$3,940	$17,517
Other (1)	—	(5)	—	—	(5)
Balance as of December 31, 2024	$3,974	$3,717	$5,881	$3,940	$17,512
Divestiture of training services business	—	(80)	—	—	(80)
Other (1)	—	5	—	—	5
Balance as of December 31, 2025	$3,974	$3,642	$5,881	$3,940	$17,437
(1)Other consists primarily of adjustments for foreign currency translation.
At December 31, 2025 and 2024, accumulated goodwill impairment losses totaled $417 million at Aeronautics Systems, $121 million at Space Systems, and $32 million at Defense Systems.
Other Purchased Intangible Assets
Net customer-related and other intangible assets are as follows:

	December 31
$ in millions	2025	2024
Gross customer-related and other intangible assets	$3,372	$3,371
Less accumulated amortization	(3,164)	(3,117)
Net customer-related and other intangible assets	$208	$254
Amortization expense for 2025, 2024 and 2023, was $45 million, $57 million and $80 million, respectively. As of December 31, 2025, the expected future amortization of purchased intangibles for each of the next five years is as follows:

$ in millions
2026	$42
2027	31
2028	31
2029	31
2030	31
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value. See Note 1 for the definitions of these levels and for further information on our financial instruments.

	December 31, 2025				December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Marketable securities	$454	$—	$24	$478	$325	$—	$14	$339
Marketable securities valued using NAV				5				8
Total marketable securities	454	—	24	483	325	—	14	347
Derivatives	—	2	—	2	—	(11)	—	(11)

NORTHROP GRUMMAN CORPORATION

During the third quarter of 2025, the company transferred $50 million of securities from Level 3 to Level 1 in connection with the initial public offering (“IPO”) of a company in which we hold an investment. As of December 31, 2025, the company’s investment was valued at $68 million. The company is prohibited from selling this investment until the first quarter of 2026. There were no other transfers of financial instruments into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2025 and 2024.
Unrealized gains and losses from marketable securities, which are reflected in Other, net on the consolidated statement of earnings and comprehensive income, were $45 million for the year ended December 31, 2025. Unrealized gains and losses from marketable securities were not material for the years ended December 31, 2024 and 2023.
The notional value of the company’s foreign currency forward contracts at December 31, 2025 and 2024 was $308 million and $399 million, respectively. The portion of notional value designated as a cash flow hedge at December 31, 2025 and 2024 was $167 million and $273 million, respectively.
The derivative fair values and related unrealized gains/losses at December 31, 2025 and 2024 were not material.
The carrying value of cash and cash equivalents approximates fair value.
9. DEBT
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing. In September 2025, the company amended its commercial paper program to increase its capacity to issue unsecured commercial paper notes from $2.5 billion to $3.0 billion. There were no commercial paper borrowings outstanding at December 31, 2025 and December 31, 2024, respectively.
Credit Facility
In September 2025, the company entered into a new five-year senior unsecured revolving credit facility in an aggregate principal amount of $3.0 billion (the “2025 Credit Agreement”). The 2025 Credit Agreement replaced the company’s prior five-year, $2.5 billion revolving credit facility entered into in August 2022. The revolving credit facility established under the 2025 Credit Agreement is intended to support the company’s commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for borrowing under the 2025 Credit Agreement. At December 31, 2025, there were no borrowings outstanding under this facility.
The 2025 Credit Agreement contains generally customary terms and conditions, including covenants restricting the company’s ability to sell all or substantially all of its assets, merge or consolidate with another entity or undertake other fundamental changes and incur liens. The company also cannot permit the ratio of its debt to capitalization (as set forth in the credit agreement) to exceed 65 percent. At December 31, 2025, the company was in compliance with all covenants under its credit agreement.
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
We refer to the 2029 Notes, 2030 Notes, 2034 Notes, 2035 Notes, and 2054 Notes, together, as the “notes.” Interest on the notes is payable semi-annually in arrears. The notes are generally subject to redemption, in whole or in part, at the company’s discretion at any time, or from time to time, prior to maturity at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed or an applicable “make-whole” amount, plus accrued and unpaid interest.

NORTHROP GRUMMAN CORPORATION

Repayments of Senior Notes
In January 2025, the company repaid $1.5 billion of 2.93 percent unsecured senior notes upon maturity.
Long-term debt consists of the following:

$ in millions		December 31
		2025	2024
Fixed-rate notes and debentures, maturing in	Interest rate
2025	2.93%	$—	$1,500
2026	7.75% - 7.88%	527	527
2027	3.20%	750	750
2028	3.25%	2,000	2,000
2029	4.60%	500	500
2030	4.40% - 4.65%	1,250	750
2031	7.75%	466	466
2033	4.70%	1,000	1,000
2034	4.90%	850	850
2035	5.25%	500	—
2040	5.05% - 5.15%	800	800
2043	4.75%	950	950
2045	3.85%	600	600
2047	4.03%	2,250	2,250
2050	5.25%	1,000	1,000
2053	4.95%	1,000	1,000
2054	5.20%	1,150	1,150
Other	Various	184	264
Debt issuance costs		(81)	(83)
Total long-term debt		15,696	16,274
Less: current portion(1)		534	1,582
Long-term debt, net of current portion		$15,162	$14,692
(1) The current portion of long-term debt is recorded in Other current liabilities in the consolidated statements of financial position.
The estimated fair value of long-term debt was $15.1 billion and $15.3 billion as of December 31, 2025 and 2024, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.
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
Total interest payments, net of interest received and capitalized, were $588 million, $475 million and $437 million for the years ended December 31, 2025, 2024 and 2023, respectively. The company capitalized interest expense of $100 million, $113 million and $95 million during the years ended December 31, 2025, 2024 and 2023, respectively.

NORTHROP GRUMMAN CORPORATION

Maturities of long-term debt as of December 31, 2025, are as follows:

$ in millions
Year Ending December 31
2026	$534
2027	755
2028	2,044
2029	592
2030	1,252
Thereafter	10,621
Total principal payments	15,798
Unamortized premium on long-term debt, net of discount	(21)
Debt issuance costs	(81)
Total long-term debt	$15,696
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
The company received from the U.S. Department of Justice (DOJ) a criminal subpoena on December 9, 2022, and a civil investigative demand (CID) on February 2, 2023, both seeking information regarding financial and cost accounting and controls focused on the interest rate assumptions the company used to determine our U.S. Government Cost Accounting Standards (CAS) pension expense, which we discuss in Note 11 below. The company has responded to requests and expects to continue to engage with the government as these matters progress. We cannot at this point predict the outcome of these matters.
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s consolidated financial position as of December 31, 2025, or its annual results of operations and/or cash flows.
11. COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government

NORTHROP GRUMMAN CORPORATION

representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its consolidated financial position as of December 31, 2025, or its annual results of operations and/or cash flows.
In 2019, the Defense Contract Management Agency (DCMA) raised questions about an interest rate assumption used by the company to determine our CAS pension expense. On June 1, 2020, DCMA provided written notice that the assumptions the company used during the period 2013-2019 were potentially noncompliant with CAS. We submitted a formal response on July 31, 2020, which we believed demonstrates the appropriateness of the assumptions used. On November 24, 2020, DCMA replied to the company’s response, disagreeing with our position and requesting additional input, which we provided on February 22, 2021. We subsequently continued to exchange correspondence and engage with DCMA on this matter, including responding to requests for and providing additional information. On February 15, 2024, DCMA sent to the company a Contracting Officer’s determination of noncompliance with CAS, which is an interim, non-final determination, and the parties engaged in discussions. In addition, as noted in Note 10 above, the company received from the DOJ a criminal subpoena on December 9, 2022 and a CID on February 2, 2023, both seeking information related to the interest rate assumptions at issue in our discussions with DCMA. The company has responded to requests and expects to continue to engage with the government as these matters progress. We cannot at this point predict the outcome of these matters. The sensitivity to changes in interest rate assumptions makes it reasonably possible the outcome of these matters could have a material adverse effect on our financial position, results of operations and/or cash flows, although we are not currently able to estimate a range of any potential loss.
Environmental Matters
The table below summarizes the amount of accrued and deferred costs associated with the company’s environmental remediation liabilities as of December 31, 2025 and 2024:

	December 31
$ in millions	2025	2024
Accrued costs(1)	$547	$546
Deferred costs(2)	502	507
(1)As of December 31, 2025, $204 million is recorded in Other current liabilities and $343 million is recorded in Other non-current liabilities in the consolidated statements of financial position. Estimated remediation costs are not discounted to present value.
(2)The company defers the portion of environmental remediation costs we expect to be recoverable through overhead charges on U.S. government contracts. As of December 31, 2025, $189 million is deferred in Prepaid expenses and other current assets and $313 million is deferred in Other non-current assets in the consolidated statements of financial position. These amounts are routinely evaluated for recoverability.
Reasonably possible future costs in excess of accrued costs were $380 million and $377 million as of December 31, 2025 and 2024, respectively. Reasonably possible remediation costs in excess of accrued costs do not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts. However, the recoverability of these costs is expected to be similar in proportion to the recoverability of the company’s accrued costs.
Although management cannot predict whether (i) new information gained as our environmental remediation projects progress, (ii) changes in remediation standards or other requirements to which we are subject, or (iii) other changes in facts and circumstances will materially affect the estimated liability accrued, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s consolidated financial position as of December 31, 2025, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At December 31, 2025, there were $595 million of stand-by letters of credit and guarantees and $271 million of surety bonds outstanding.

NORTHROP GRUMMAN CORPORATION

Indemnifications
The company has provided indemnifications for certain environmental, income tax and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position as of December 31, 2025, or its annual results of operations and/or cash flows.
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
U.S. Defined Contribution Plans – The company also sponsors defined contribution plans covering the majority of its employees, including certain employees covered under collective bargaining agreements. Company contributions vary depending on date of hire, with a majority of employees being eligible for employer matching of employee contributions. Based on date of hire, certain employees are eligible to receive a company non-elective contribution or an enhanced matching contribution in lieu of a defined benefit pension plan benefit. The company’s contributions to these defined contribution plans for the years ended December 31, 2025, 2024 and 2023, were $669 million, $657 million and $634 million, respectively.
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
Certain covered employees and dependents are eligible to participate in plans upon retirement if they meet specified age and years of service requirements. The company provides subsidies to reimburse certain retirees for a portion of the cost of individual coverage purchased directly by the retiree through a private insurance exchange. The company has capped the amount of its contributions for substantially all its remaining postretirement medical and life benefit plans. In addition, after January 1, 2005 (or earlier at some businesses), newly hired employees are not eligible for subsidized postretirement medical and life benefits.
Summary Plan Results
The cost to the company of its retirement benefit plans is shown in the following table:

	Year Ended December 31
	Pension Benefits			Medical and Life Benefits
$ in millions	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost (benefit)
Service cost	$217	$239	$236	$4	$4	$5
Interest cost	1,612	1,526	1,568	62	62	67
Expected return on plan assets	(2,159)	(2,197)	(2,098)	(85)	(87)	(85)
Amortization of prior service credit	—	—	—	(3)	—	(1)
Mark-to-market (benefit) expense	(514)	(450)	442	(13)	7	(20)
Other	6	15	—	—	—	—
Net periodic benefit cost (benefit)	$(838)	$(867)	$148	$(35)	$(14)	$(34)

NORTHROP GRUMMAN CORPORATION

The table below summarizes the changes in unamortized prior service credit for the years ended December 31, 2023, 2024 and 2025:

$ in millions	Pension Benefits	Medical and Life Benefits	Total
Changes in unamortized prior service credit
Amortization of prior service credit	$—	$1	$1
Tax expense	—	—	—
Decrease (increase) in unamortized prior service credit – 2023	—	1	1
(Increase) decrease in prior service credit	—	(12)	(12)
Amortization of prior service credit	—	—	—
Tax expense	—	3	3
(Increase) decrease in unamortized prior service credit – 2024	—	(9)	(9)
Amortization of prior service credit	—	3	3
Tax expense	—	(1)	(1)
Decrease (increase) in unamortized prior service credit – 2025	$—	$2	$2
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

	Pension Benefits		Medical and Life Benefits
$ in millions	2025	2024	2025	2024
Plan Assets
Fair value of plan assets at beginning of year	$29,769	$30,251	$1,237	$1,274
Net gain on plan assets	3,244	1,358	129	61
Employer contributions	99	96	31	33
Participant contributions	9	6	2	26
Benefits paid	(2,000)	(1,942)	(117)	(157)
Other	10	—	—	—
Fair value of plan assets at end of year	31,131	29,769	1,282	1,237
Projected Benefit Obligation
Projected benefit obligation at beginning of year	28,992	30,443	1,150	1,246
Service cost	217	239	4	4
Interest cost	1,612	1,526	62	62
Participant contributions	9	6	2	26
Actuarial loss (gain)	578	(1,295)	31	(19)
Benefits paid	(2,000)	(1,942)	(117)	(157)
Other	20	15	—	(12)
Projected benefit obligation at end of year	29,428	28,992	1,132	1,150
Funded status	$1,703	$777	$150	$87
The increase in the fair value of plan assets for the year ended December 31, 2025 was primarily driven by net returns on pension plan assets of 11.3 percent, partially offset by $2.1 billion of benefit payments. The increase in our projected benefit obligation for the year ended December 31, 2025, was primarily driven by $1.7 billion of interest cost and a 15 basis point decrease in the pension discount rate from year-end 2024, partially offset by $2.1 billion of benefit payments.

NORTHROP GRUMMAN CORPORATION

	Pension Benefits		Medical and Life Benefits
$ in millions	2025	2024	2025	2024
Classification of amounts recognized in the consolidated statements of financial position
Non-current assets	$2,774	$1,851	$393	$333
Current liability	(181)	(177)	(23)	(23)
Non-current liability	(890)	(897)	(220)	(223)
The accumulated benefit obligation for all defined benefit pension plans was $29.1 billion and $28.7 billion at December 31, 2025 and 2024, respectively. Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows:

	December 31
$ in millions	2025	2024
Projected benefit obligation	$1,074	$1,076
Accumulated benefit obligation	1,061	1,066
Fair value of plan assets	3	3
Plan Assumptions
On a weighted-average basis, the following assumptions were used to determine benefit obligations at December 31 of each year and net periodic benefit cost for the following year:

	Pension Benefits			Medical and Life Benefits
	2025	2024	2023	2025	2024	2023
Discount rate	5.58%	5.73%	5.15%	5.41%	5.69%	5.20%
Expected long-term return on plan assets	7.50%	7.50%	7.50%	7.10%	7.08%	7.12%
Initial cash balance crediting rate assumed for the next year	4.84%	4.78%	4.02%
Rate to which the cash balance crediting rate is assumed to increase/decrease (the ultimate rate)	5.26%	4.90%	4.02%
Year that the cash balance crediting rate reaches the ultimate rate	2031	2030	2029
Rate of compensation increase	3.00%	3.00%	3.00%
Initial health care cost trend rate assumed for the next year				6.50%	5.90%	6.20%
Rate to which the health care cost trend rate is assumed to decline (the ultimate trend rate)				5.00%	5.00%	5.00%
Year that the health care cost trend rate reaches the ultimate trend rate				2031	2028	2028
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

NORTHROP GRUMMAN CORPORATION

For the majority of the plans’ assets, the investment policies require that the asset allocation be maintained within the following ranges as of December 31, 2025:

Asset Allocation Ranges
Cash and cash equivalents	0% - 12%
Global public equities	18% - 38%
Fixed-income securities	35% - 55%
Alternative investments	8% - 46%
The table below provides the fair values of the company’s pension and Voluntary Employees’ Beneficiary Association (VEBA) trust plan assets at December 31, 2025 and 2024, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category. See Note 1 for the definitions of these levels. Certain investments that are measured at fair value using NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy table. The total fair value of these investments is included in the table below to permit reconciliation of the fair value hierarchy to amounts presented in the funded status table. As of December 31, 2025 and 2024, there were no investments expected to be sold at a value materially different than NAV.

	Level 1		Level 2		Level 3		Total
$ in millions	2025	2024	2025	2024	2025	2024	2025	2024
Asset category
Cash and cash equivalents	$147	$223	$1,066	$751			$1,213	$974
U.S. equities	1,719	1,824					1,719	1,824
International equities	1,563	1,570					1,563	1,570
Fixed-income securities
U.S. Treasuries	—	17	4,008	3,520			4,008	3,537
U.S. Government Agency			130	97			130	97
Non-U.S. Government	1	1	429	282			430	283
Corporate debt	135	79	3,850	3,664			3,985	3,743
Asset backed			1,759	1,301			1,759	1,301
High-yield debt	8	12	12	20			20	32
Bank loans			17	16			17	16
Derivatives and other assets	(23)	(55)	80	99	$2	$2	59	46
Investments valued using NAV as a practical expedient
U.S. equities							1,659	1,486
International equities							4,292	4,071
Fixed-income funds							3,664	3,559
Private equity funds							2,950	3,521
Real estate funds							1,560	1,860
Other alternatives							4,094	3,627
Payables, net							(709)	(541)
Fair value of plan assets at the end of the year	$3,550	$3,671	$11,351	$9,750	$2	$2	$32,413	$31,006
There were no transfers of plan assets into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2025 and 2024.
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
Derivatives and other assets include derivative assets with a fair value of $113 million and $107 million, derivative liabilities with a fair value of $103 million and $123 million, and net notional amounts of $12.4 billion and $9.2 billion, as of December 31, 2025 and 2024, respectively. Derivative instruments may include exchange traded futures contracts, interest rate swaps, options on futures and swaps, currency contracts, total return swaps and credit default swaps. Notional amounts do not quantify risk or represent assets or liabilities of the pension and VEBA trusts, but are used in the calculation of cash settlement under the contracts. Certain derivative financial instruments within the pension trust are subject to master netting agreements with certain counterparties.
Investments in certain equity and fixed-income funds, which include common/collective trust funds, and alternative investments are valued based on the NAV derived by the investment managers, as a practical expedient, and are described further below.
U.S. and International equities: Generally, redemption periods are daily, monthly or quarterly with a notice requirement less than 90 days. As of December 31, 2025 and 2024, there were no unfunded commitments.
Fixed-income funds: Generally, redemption periods are daily, monthly or quarterly with a notice requirement of two days. As of December 31, 2025 and 2024 there were no unfunded commitments.
Private equity funds: The term of each fund is typically 10 or more years and the fund’s investors do not have an option to redeem their interest in the fund. As of December 31, 2025 and 2024, unfunded commitments were $1.2 billion and $1.6 billion, respectively.
Real estate funds: Consist primarily of open-end funds that generally allow investors to redeem their interests in the funds. Certain closed-end real estate funds have terms of 10 or more years. As of December 31, 2025 and 2024, unfunded commitments were $124 million and $24 million, respectively.
Other alternatives: Consist of closed-end funds with a 5-10 year life as well as funds that allow redemption requests subject to the liquidity limitations of the underlying investments. As of December 31, 2025 and 2024, unfunded commitments were $3.0 billion and $2.0 billion, respectively.
At December 31, 2025 and 2024, the defined benefit pension trust held $0 and $1 million, respectively, of Northrop Grumman common stock. At December 31, 2025 and 2024, the VEBA trust did not hold any Northrop Grumman common stock.
Benefit Payments
The following table reflects estimated future benefit payments for the next ten years, based upon the same assumptions used to measure the benefit obligation, and includes expected future employee service, as of December 31, 2025:

$ in millions	Pension Plans	Medical and Life Plans	Total
Year Ending December 31
2026	$2,092	$111	$2,203
2027	2,136	111	2,247
2028	2,164	110	2,274
2029	2,185	107	2,292
2030	2,201	104	2,305
2031 through 2035	10,894	453	11,347
In 2026, the company expects to contribute the required minimum funding of approximately $97 million to its pension plans and approximately $34 million to its medical and life benefit plans. During the year ended December 31, 2025, the company made no discretionary pension contributions.
13. STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Compensation Plans
At December 31, 2025, the company had stock-based compensation awards outstanding under the following shareholder-approved plans: the 2024 Long-Term Incentive Stock Plan (2024 Plan) and the 2011 Long-Term

NORTHROP GRUMMAN CORPORATION

Incentive Stock Plan (2011 Plan), both applicable to employees and non-employee directors, and the 1993 Stock Plan for Non-Employee Directors (1993 SPND).
Employee Plans – On May 15, 2024, the company’s shareholders approved the company’s new 2024 Plan, which replaced the 2011 Plan. The 2024 Plan authorized 5.75 million new shares (less the number of shares subject to any new awards under the 2011 Plan between March 1 and May 15, 2024). Under the terms of the 2024 Plan, in the event outstanding awards under the 2011 Plan expire or terminate without being exercised or paid, as the case may be, such forfeited shares will become available for award under the 2024 Plan and increase the authorization. As of December 31, 2025, 5.5 million shares remain available for issuance under the 2024 Plan.
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
Compensation Expense
Stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023 was $119 million, $101 million and $87 million, respectively. The related tax benefits for stock-based compensation for the years ended December 31, 2025, 2024 and 2023 were $1 million, $15 million and $9 million, respectively.
At December 31, 2025, there was $100 million of unrecognized compensation expense related to unvested stock awards granted under the company’s stock-based compensation plans. These amounts are expected to be charged to expense over a weighted-average period of 1.3 years.

NORTHROP GRUMMAN CORPORATION

Stock Awards
Stock award activity for the years ended December 31, 2023, 2024 and 2025, is presented in the table below. Vested awards do not include any adjustments to reflect the final performance measure for issued shares.

	Stock Awards (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2023	561	$344	1.4
Granted	216	478
Vested	(249)	315
Forfeited	(29)	373
Outstanding at December 31, 2023	499	$417	1.3
Granted	238	465
Vested	(221)	366
Forfeited	(47)	450
Outstanding at December 31, 2024	469	$462	1.4
Granted	231	463
Vested	(195)	456
Forfeited	(59)	469
Outstanding at December 31, 2025	446	$464	1.4
The majority of our stock awards are granted annually during the first quarter.
The grant date fair value of shares issued in settlement of fully vested stock awards was $99 million, $86 million and $99 million during the years ended December 31, 2025, 2024 and 2023, respectively.
Cash Awards
The company grants certain employees cash units (CUs) and cash performance units (CPUs). Depending on actual performance against financial objectives, recipients of CPUs earn between 0 and 200 percent of the original grant. The following table presents the minimum and maximum aggregate payout amounts related to those cash awards granted for the periods presented:

	Year Ended December 31
$ in millions	2025	2024	2023
Minimum aggregate payout amount	$35	$35	$34
Maximum aggregate payout amount	199	200	192
The majority of our cash awards are granted annually during the first quarter. CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based primarily on the achievement of certain performance metrics over a three-year period. At December 31, 2025, there was $121 million of unrecognized compensation expense related to cash awards.

NORTHROP GRUMMAN CORPORATION

14. LEASES
Total Lease Cost
Total lease cost is included in Product and Service costs in the consolidated statement of earnings and comprehensive income and is recorded net of immaterial sublease income. Total lease cost is comprised of the following:

	Year Ended December 31
$ in millions	2025	2024	2023
Operating lease cost	$363	$370	$358
Variable lease cost	102	49	48
Short-term lease cost	47	51	69
Total lease cost	$512	$470	$475
Supplemental Balance Sheet Information
Supplemental operating lease balance sheet information consists of the following:

	Year Ended December 31
$ in millions	2025	2024
Operating lease right-of-use assets	$1,859	$1,770

Other current liabilities	331	324
Operating lease liabilities	1,857	1,798
Total operating lease liabilities	$2,188	$2,122
Other Supplemental Information
Other supplemental operating lease information consists of the following:

	Year Ended December 31
$ in millions	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$386	$373
Right-of-use assets obtained in exchange for new lease liabilities	400	272

Weighted average remaining lease term	10.1 years	10.4 years
Weighted average discount rate	4.3%	4.0%
Maturities of Lease Liabilities
Maturities of operating lease liabilities as of December 31, 2025 are as follows:

$ in millions
Year Ending December 31
2026	$401
2027	364
2028	320
2029	286
2030	237
Thereafter	1,095
Total lease payments	2,703
Less: imputed interest	(515)
Present value of operating lease liabilities	$2,188
As of December 31, 2025, we have approximately $1.3 billion in rental commitments for real estate leases that have not yet commenced. These leases are expected to commence in 2026 and 2027 with lease terms of 4 to 26 years.

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

NORTHROP GRUMMAN CORPORATION

The following table presents sales, operating costs and expenses, and operating income by segment:

	Year Ended December 31
$ in millions	2025	2024	2023
Aeronautics Systems
Sales	$12,992	$12,396	$11,164
Operating costs and expenses:
Product	9,340	8,383	9,053
Service	2,687	2,658	2,399
Intersegment	152	119	128
Aeronautics Systems operating income (loss)	813	1,236	(416)
Defense Systems
Sales	8,002	7,399	7,185
Operating costs and expenses:
Product	5,682	5,169	4,708
Service	1,263	1,365	1,659
Intersegment	186	149	134
Defense Systems operating income	871	716	684
Mission Systems
Sales	12,506	11,399	10,895
Operating costs and expenses:
Product	7,608	7,000	6,669
Service	1,861	1,805	1,730
Intersegment	1,210	996	887
Mission Systems operating income	1,827	1,598	1,609
Space Systems
Sales	10,771	11,731	11,873
Operating costs and expenses:
Product	7,827	8,711	8,844
Service	1,309	1,398	1,468
Intersegment	452	368	431
Space Systems operating income	1,183	1,254	1,130
Intersegment profit eliminations	(317)	(260)	(247)
Total segment operating income	4,377	4,544	2,760
FAS/CAS operating adjustment	258	40	(82)
Unallocated corporate expense	(124)	(214)	(141)
Total operating income	$4,511	$4,370	$2,537
Other (expense) income
Interest expense	(665)	(621)	(545)
Non-operating FAS pension benefit	541	656	530
Mark-to-market pension and OPB benefit (expense)	527	443	(422)
Other, net	154	168	246
Earnings before income taxes	$5,068	$5,016	$2,346
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
During the second quarter of 2025, the $231 million pre-tax gain on the sale of our training services business and $19 million of unallowable state taxes and transaction costs associated with the divestiture were recorded in Unallocated corporate expense.

NORTHROP GRUMMAN CORPORATION

Disaggregation of Revenue

Sales by Customer Type	Year Ended December 31
	2025		2024		2023
$ in millions	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$10,469	82%	$10,364	85%	$9,379	85%
International(2)	2,325	18%	1,878	15%	1,611	15%
Other customers	31	—%	22	—%	35	—%
Intersegment sales	167		132		139
Aeronautics Systems sales	12,992		12,396		11,164
Defense Systems
U.S. government(1)	6,377	82%	6,056	84%	5,699	81%
International(2)	1,337	17%	1,101	15%	1,259	18%
Other customers	78	1%	71	1%	76	1%
Intersegment sales	210		171		151
Defense Systems sales	8,002		7,399		7,185
Mission Systems
U.S. government(1)	8,827	80%	8,322	81%	7,999	81%
International(2)	2,125	19%	1,809	18%	1,757	18%
Other customers	120	1%	91	1%	85	1%
Intersegment sales	1,434		1,177		1,054
Mission Systems sales	12,506		11,399		10,895
Space Systems
U.S. government(1)	9,510	93%	10,694	94%	10,805	95%
International(2)	203	2%	212	2%	278	2%
Other customers	552	5%	413	4%	307	3%
Intersegment sales	506		412		483
Space Systems sales	10,771		11,731		11,873
Total
U.S. government(1)	35,183	84%	35,436	87%	33,882	86%
International(2)	5,990	14%	5,000	12%	4,905	13%
Other customers	781	2%	597	1%	503	1%
Total Sales	$41,954		$41,033		$39,290
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
(3) Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Year Ended December 31
	2025		2024		2023
$ in millions	$	%(1)	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$5,843	46%	$5,500	45%	$5,358	49%
Fixed-price	6,982	54%	6,764	55%	5,667	51%
Intersegment sales	167		132		139
Aeronautics Systems sales	12,992		12,396		11,164
Defense Systems
Cost-type	4,117	53%	3,875	54%	3,868	55%
Fixed-price	3,675	47%	3,353	46%	3,166	45%
Intersegment sales	210		171		151
Defense Systems sales	8,002		7,399		7,185
Mission Systems
Cost-type	5,012	45%	4,589	45%	4,116	42%
Fixed-price	6,060	55%	5,633	55%	5,725	58%
Intersegment sales	1,434		1,177		1,054
Mission Systems sales	12,506		11,399		10,895
Space Systems
Cost-type	5,972	58%	7,000	62%	7,637	67%
Fixed-price	4,293	42%	4,319	38%	3,753	33%
Intersegment sales	506		412		483
Space Systems sales	10,771		11,731		11,873
Total
Cost-type	20,944	50%	20,964	51%	20,979	53%
Fixed-price	21,010	50%	20,069	49%	18,311	47%
Total Sales	$41,954		$41,033		$39,290
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region(1)	Year Ended December 31
	2025		2024		2023
$ in millions	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
United States	$10,500	82%	$10,386	85%	$9,414	85%
Asia/Pacific	920	7%	744	6%	712	7%
Europe	1,320	10%	1,097	9%	863	8%
Other geographic regions(2)	85	1%	37	—%	36	—%
Intersegment sales	167		132		139
Aeronautics Systems sales	12,992		12,396		11,164
Defense Systems
United States	6,455	83%	6,127	85%	5,775	82%
Asia/Pacific	374	5%	294	4%	314	4%
Europe	756	10%	616	8%	474	7%
Other geographic regions(2)	207	2%	191	3%	471	7%
Intersegment sales	210		171		151
Defense Systems sales	8,002		7,399		7,185
Mission Systems
United States	8,947	81%	8,413	82%	8,084	82%
Asia/Pacific	550	5%	472	5%	460	5%
Europe	1,121	10%	990	10%	959	10%
Other geographic regions(2)	454	4%	347	3%	338	3%
Intersegment sales	1,434		1,177		1,054
Mission Systems sales	12,506		11,399		10,895
Space Systems
United States	10,062	98%	11,107	98%	11,112	98%
Asia/Pacific	75	1%	42	1%	82	1%
Europe	89	1%	134	1%	159	1%
Other geographic regions(2)	39	—%	36	—%	37	—%
Intersegment sales	506		412		483
Space Systems sales	10,771		11,731		11,873
Total
United States	35,964	86%	36,033	88%	34,385	88%
Asia/Pacific	1,919	4%	1,552	4%	1,568	4%
Europe	3,286	8%	2,837	7%	2,455	6%
Other geographic regions(2)	785	2%	611	1%	882	2%
Total Sales	$41,954		$41,033		$39,290
(1)Sales are attributed to countries based on the ultimate customer’s location. No country other than the United States represents greater than 10% of total company sales.
(2)Other geographic regions are principally comprised of the Middle East.
(3)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Segment Sales
The following table presents sales for each of our reportable segments and total intersegment eliminations:

	Year Ended December 31
$ in millions	2025	2024	2023
Sales
Aeronautics Systems	$12,992	$12,396	$11,164
Defense Systems	8,002	7,399	7,185
Mission Systems	12,506	11,399	10,895
Space Systems	10,771	11,731	11,873
Intersegment eliminations	(2,317)	(1,892)	(1,827)
Total sales	$41,954	$41,033	$39,290
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
The following table presents intersegment sales and operating income:

	Year Ended December 31
$ in millions	2025		2024		2023
	Sales	Operating Income	Sales	Operating Income	Sales	Operating Income
Intersegment sales and operating income
Aeronautics Systems	$167	$15	$132	$13	$139	$11
Defense Systems	210	24	171	22	151	17
Mission Systems	1,434	224	1,177	181	1,054	167
Space Systems	506	54	412	44	483	52
Total	$2,317	$317	$1,892	$260	$1,827	$247
Capital Expenditures and Depreciation and Amortization
The following table presents capital expenditures and depreciation and amortization for each of our reportable segments and for Corporate:

	Year Ended December 31
$ in millions	2025	2024	2023	2025	2024	2023
	Capital Expenditures			Depreciation and Amortization
Aeronautics Systems	$477	$600	$510	$383	$385	$390
Defense Systems	110	135	158	176	175	178
Mission Systems	312	314	288	278	255	246
Space Systems	403	652	745	367	362	370
Corporate(1)	148	66	74	268	193	154
Total	$1,450	$1,767	$1,775	$1,472	$1,370	$1,338
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

NORTHROP GRUMMAN CORPORATION

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chair, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2025, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended December 31, 2025, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
To comply with the requirements of Section 404 of the Sarbanes–Oxley Act of 2002, the company designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the company’s internal control over financial reporting is based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors its internal control over financial reporting, and actions are taken to correct deficiencies as they are identified. Based on its assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2025.
Deloitte & Touche LLP issued an attestation report dated January 26, 2026, concerning the company’s internal control over financial reporting, which is contained in this Annual Report. The company’s consolidated financial statements as of and for the year ended December 31, 2025, have been audited by the independent registered public accounting firm of Deloitte & Touche LLP in accordance with the standards of the Public Company Accounting Oversight Board (United States).

/s/ Kathy J. Warden
Chair, Chief Executive Officer and President

/s/ John T. Greene
Corporate Vice President and Chief Financial Officer
January 26, 2026

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025 of the Company and our report dated January 26, 2026 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
McLean, Virginia
January 26, 2026

NORTHROP GRUMMAN CORPORATION

Item 9B. Other Information
CERTAIN TRADING AGREEMENTS
Consistent with Item 408 of Regulation S-K, the following table reflects Rule 10b5-1 trading arrangements and non-Rule 10b5-1 trading arrangements (as defined in Item 408) entered into by any director or officer (as defined in Rule 16a-1(f) of the Exchange Act) during the quarter ended December 31, 2025.

Name (Title)	Type of Trading Arrangement	Date of Adoption	Expiration Date of Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Roshan S. Roeder	Rule 10b5-1 Trading Arrangement	October 30, 2025	December 31, 2026 or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan.	Sale of 318 shares Sale of shares to be received upon payout of 2023 RSRs and RPSRs
(Corporate Vice President and President, Mission Systems)

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

NORTHROP GRUMMAN CORPORATION

PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS
Information about our Directors will be incorporated herein by reference to the Proxy Statement for the 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the company’s fiscal year.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers as of January 26, 2026, are listed below, along with their ages on that date, positions and offices held with the company, and principal occupations and employment, focused primarily on the past five years.

Name	Age	Office Held	Since	Recent Business Experience
Kathy J. Warden	54	Chair, Chief Executive Officer and President	2019
John T. Greene	60	Corporate Vice President and Chief Financial Officer	2026	Executive Vice President and Chief Financial Officer, Discover Financial Services (2019-2025)
Benjamin R. Davies	48	Corporate Vice President and President, Defense Systems Sector	2024	Vice President and General Manager, Strategic Deterrent Systems Division, Space Systems Sector (2023-2024); Vice President and General Manager, Networked Information Solutions Division, Mission Systems Sector (2021-2023); Vice President and General Manager, B-2 Program, Aeronautics Systems Sector (2019-2021)
Robert J. Fleming	53	Corporate Vice President and President, Space Systems Sector	2023	Vice President and General Manager, Strategic Space Systems Division, Space Systems Sector (2021-2023); Vice President, Business Development and Strategy, Space Systems Sector (2020-2021)
Michael A. Hardesty	54	Corporate Vice President, Controller, and Chief Accounting Officer	2013
Thomas H. Jones	59	Corporate Vice President and President, Aeronautics Systems Sector	2021
Roshan S. Roeder	46	Corporate Vice President and President, Mission Systems Sector	2024	Corporate Vice President and President, Defense Systems Sector (2022-2024); Vice President and General Manager, Airborne Multifunction Sensors, Mission Systems Sector (2020-2022)
Kathryn G. Simpson	62	Corporate Vice President and General Counsel	2023	Vice President, Associate General Counsel, Mission Systems Sector (2021-2023); Vice President, Deputy General Counsel (2012-2021)
AUDIT AND RISK COMMITTEE
The information as to the Audit and Risk Committee and the Audit and Risk Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for the 2026 Annual Meeting of Shareholders.
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

NORTHROP GRUMMAN CORPORATION

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
OTHER DISCLOSURES
Other disclosures required by this Item, including with respect to insider trading arrangements and policies, will be incorporated herein by reference to the Proxy Statement for the 2026 Annual Meeting of Shareholders.
Item 11. Executive Compensation
Information concerning Executive Compensation required by this Item 11, including information concerning Compensation Committee Interlocks and Insider Participation and the Compensation Committee Report, will be incorporated herein by reference to the Proxy Statement for the 2026 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information as to Securities Authorized for Issuance Under Equity Compensation Plans and Security Ownership of Certain Beneficial Owners and Management will be incorporated herein by reference to the Proxy Statement for the 2026 Annual Meeting of Shareholders.
For a description of securities authorized under our equity compensation plans, see Note 13 to the consolidated financial statements.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information as to Certain Relationships and Related Transactions and Director Independence will be incorporated herein by reference to the Proxy Statement for the 2026 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
The information as to Principal Accountant Fees and Services will be incorporated herein by reference to the Proxy Statement for the 2026 Annual Meeting of Shareholders.

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

3(a)	Restated Certificate of Incorporation of Northrop Grumman Corporation, dated May 15, 2024 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 16, 2024)

3(b)	Amended and Restated Bylaws of Northrop Grumman Corporation dated May 17, 2023 (incorporated by reference to Exhibit 3.2 to Form 8-K filed May 19, 2023)

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

4(w)	Form of Northrop Grumman Corporation’s 5.050% Senior Note due 2040 (incorporated by reference to Exhibit C to Exhibit 4(a) to Form 8-K filed November 8, 2010)

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

NORTHROP GRUMMAN CORPORATION

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

4(ff)
Eighth Supplemental Indenture, dated as of October 13, 2017, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 13, 2017)

4(gg)
Ninth Supplemental Indenture, dated as of March 23, 2020, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 24, 2020)

4(hh)	Form of 3.250% Senior Note due 2028 (incorporated by reference to Exhibit D to Exhibit 4.1 to Form 8-K filed October 13, 2017)

4(ii)	Form of 4.030% Senior Note due 2047 (incorporated by reference to Exhibit E to Exhibit 4.1 to Form 8-K filed October 13, 2017)

4(jj)	Form of 4.400% Senior Note due 2030 (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 24, 2020)

4(kk)	Form of 5.150% Senior Note due 2040 (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 24, 2020)

4(ll)	Form of 5.250% Senior Note due 2050 (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 24, 2020)

4(mm)
Tenth Supplemental Indenture, dated as of September 2, 2021, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 3, 2021)

4(nn)	Form of 7.875% Senior Note due 2026 (incorporated by reference to Exhibit A in Exhibit 4.1 to Form 8-K filed September 3, 2021)

4(oo)	Form of 7.750% Senior Note due 2026 (incorporated by reference to Exhibit B in Exhibit 4.1 to Form 8-K filed September 3, 2021)

4(pp)	Form of 6.650% Senior Note due 2028 (incorporated by reference to Exhibit C in Exhibit 4.1 to Form 8-K filed September 3, 2021)

4(qq)	Form of 7.750% Senior Note due 2029 (incorporated by reference to Exhibit D in Exhibit 4.1 to Form 8-K filed September 3, 2021)

4(rr)	Form of 7.750% Senior Note due 2031 (incorporated by reference to Exhibit E in Exhibit 4.1 to Form 8-K filed September 3, 2021)

4(ss)	Form of 6.980% Senior Note due 2036 (incorporated by reference to Exhibit F in Exhibit 4.1 to Form 8-K filed September 3, 2021)

4(tt)	Description of Securities (incorporated by reference to Exhibit 4(ll) to Form 10-K for the year ended December 31, 2019, filed January 30, 2020)

NORTHROP GRUMMAN CORPORATION

4(uu)
Eleventh Supplemental Indenture, dated as of February 8, 2023, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4.1 to Form 8-K filed February 8, 2023)

4(vv)	Form of 4.700% Senior Note due 2033 (incorporated by reference to Exhibit A included in Exhibit 4.1 to Form 8-K filed February 8, 2023)

4(ww)	Form of 4.950% Senior Note due 2053 (incorporated by reference to Exhibit B included in Exhibit 4.1 to Form 8-K filed February 8, 2023)

4(xx)
Twelfth Supplemental Indenture, dated as of January 31, 2024, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 31, 2024)

4(yy)	Form of 4.600% Senior Note due 2029 (incorporated by reference to Exhibit A included in Exhibit 4.1 to Form 8-K filed January 31, 2024)

4(zz)	Form of 4.900% Senior Note due 2034 (incorporated by reference to Exhibit B included in Exhibit 4.1 to Form 8-K filed January 31, 2024)

4(aaa)	Form of 5.200% Senior Note due 2054 (incorporated by reference to Exhibit C included in Exhibit 4.1 to Form 8-K filed January 31, 2024)
4(bbb)
Thirteenth Supplemental Indenture, dated as of May 29, 2025, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4.1 to Form 8-K filed May 29, 2025)

4(ccc)	Form of 4.650% Senior Note due 2030 (incorporated by reference to Exhibit A included in Exhibit 4.2 to Form 8-K filed May 29, 2025)
4(ddd)	Form of 5.250% Senior Note due 2035 (incorporated by reference to Exhibit B included in Exhibit 4.3 to Form 8-K filed May 29, 2025)

10(a)
Credit Agreement, dated as of September 2, 2025, among Northrop Grumman Corporation, as Borrower; the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 2, 2025)

10(b)
Form of Guarantee dated as of April 3, 2001, by Northrop Grumman Corporation of the indenture indebtedness issued by Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) (incorporated by reference to Exhibit 10.10 to Form 8-K filed April 17, 2001)

10(c)
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
Amended and Restated 2011 Long-Term Incentive Stock Plan (as amended and restated effective as of May 20, 2015) (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed April 6, 2015)

(i)
Northrop Grumman Corporation Equity Grant Program for Non-Employee Directors under the Northrop Grumman 2011 Long-Term Incentive Stock Plan, Amended and Restated Effective as of January 1, 2016 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2015, filed October 28, 2015)

(ii)
2022 Restricted Stock Rights Grant Agreement Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2022, filed April 28, 2022)

(iii)
2022 Restricted Performance Stock Rights Grant Agreement Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2022, filed April 28, 2022)

(iv)
2023 Restricted Stock Rights Grant Agreement Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2023, filed April 26, 2023)

(v)
2023 Restricted Performance Stock Rights Grant Agreement Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2023, filed April 26, 2023)

(vi)
Special 2023 Restricted Stock Rights Grant Agreement Granted to Roshan Roeder Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10(f)(viii) to Form 10-K for the year ended December 31, 2023, filed January 25, 2024)

(vii)
2024 Restricted Stock Rights Grant Agreement Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2024, filed April 25, 2024)

(viii)
2024 Restricted Performance Stock Rights Grant Agreement Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2024, filed April 25, 2024)

‘+10(g)
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

NORTHROP GRUMMAN CORPORATION

‘+10(h)	Northrop Grumman 2024 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 16, 2024)

(i)
Northrop Grumman Corporation Equity Grant Program for Non-Employee Directors under the Northrop Grumman 2024 Long-Term Incentive Stock Plan, Amended and Restated effective May 15, 2024 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2024, filed July 25, 2024)

(ii)
2025 Restricted Stock Rights Grant Agreement Granted Under the 2024 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2025, filed April 22, 2025)

(iii)
2025 Restricted Performance Stock Rights Grant Agreement Granted Under the 2024 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2025, filed April 22, 2025)

‘+10(i)
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
Severance Plan for Elected and Appointed Officers of Northrop Grumman Corporation (Amended and Restated Effective February 18, 2025) (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2025, filed April 22, 2025)

‘+10(k)	Non-Employee Director Compensation Term Sheet, effective May 15, 2024 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2025, filed July 25, 2024)

‘+10(l)	Non-Employee Director Compensation Term Sheet, effective May 21, 2025 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2025, filed July 22, 2025)

‘+10(m)
Form of Indemnification Agreement between Northrop Grumman Corporation and its directors and executive officers (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2012, filed April 25, 2012)

+10(n)
Northrop Grumman 2006 Annual Incentive Plan and Incentive Compensation Plan, as amended and restated effective January 1, 2024 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2024, filed April 25, 2024)

‘+10(o)
Northrop Grumman Savings Excess Plan (Amended and Restated Effective as of July 1, 2023) (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2023, filed July 26, 2023)

‘+10(p)
Northrop Grumman Officers Retirement Account Contribution Plan (Amended and Restated Effective as of January 1, 2019) (incorporated by reference to Exhibit 10(v) to Form 10-K for the year ended December 31, 2018, filed January 31, 2019)

‘+10(q)
Executive Basic Life Insurance and Accidental Death and Dismemberment Insurance Policy dated January 1, 2019 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2019, filed April 24, 2019)

‘+10(r)	Executive Long-Term Disability Insurance Policy dated January 1, 2019 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2019, filed April 24, 2019)

NORTHROP GRUMMAN CORPORATION

‘+10(s)	Executive Supplemental Individual Disability Insurance Plan dated June 10, 2022

‘+10(t)	Group Personal Excess Liability Policy effective as of January 1, 2025 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2025, filed April 22, 2025)

‘*+10(u)	Letter dated November 3, 2025 from Northrop Grumman Corporation to John Greene regarding compensation effective January 7, 2026

19
Insider Trading Policy and Procedure regarding Securities Trading for Designated Persons (incorporated by reference to Exhibit 19 to Form 10-K for the year ended December 31, 2024, filed January 30, 2025)

*21	Subsidiaries

*23	Consent of Independent Registered Public Accounting Firm

*24	Power of Attorney

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of John T. Greene pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of John T. Greene pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*97	Northrop Grumman Policy Regarding the Recoupment of Certain Incentive Compensation Payments (updated effective December 9, 2025)

*101
Northrop Grumman Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted as inline XBRL (Extensible Business Reporting Language); (i) the Cover Page, (ii) Cybersecurity (iii) the Consolidated Statements of Earnings and Comprehensive Income, (iii) Consolidated Statements of Financial Position, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity (vi) Notes to Consolidated Financial Statements, and (vii) Certain Trading Agreements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement

*	Filed with this Report

**	Furnished with this Report
Item 16. Form 10-K Summary
None.

NORTHROP GRUMMAN CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of January 2026.

NORTHROP GRUMMAN CORPORATION

By:	/s/ Michael A. Hardesty
Michael A. Hardesty
Corporate Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this the 26th day of January 2026, by the following persons and in the capacities indicated.

Signature	Title

Kathy J. Warden*	Chair, Chief Executive Officer and President (Principal Executive Officer), and Director

John T. Greene*	Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

Michael A. Hardesty	Corporate Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

David P. Abney*	Director

Marianne C. Brown*	Director

Ann M. Fudge*	Director

Madeleine A. Kleiner*	Director

Arvind Krishna*	Director

Kimberly A. Ross*	Director

Gary Roughead*	Director

Thomas M. Schoewe*	Director

James S. Turley*	Director

Mark A. Welsh III*	Director

Mary A. Winston*	Director

*By:	/s/ Jennifer C. McGarey
Jennifer C. McGarey
Corporate Vice President and Secretary
Attorney-in-Fact
pursuant to a power of attorney