Form 10-Q
period 2026-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2026-04-21
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
As of April 16, 2026, 142,033,476 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2026	2025
Sales
Product	$7,958	$7,521
Service	1,923	1,947
Total sales	9,881	9,468
Operating costs and expenses
Product	6,433	6,366
Service	1,488	1,522
General and administrative expenses	971	1,007
Total operating costs and expenses	8,892	8,895
Operating income	989	573
Other (expense) income
Interest expense	(162)	(156)
Non-operating FAS pension benefit	166	130
Other, net	37	31
Earnings before income taxes	1,030	578
Federal and foreign income tax expense	155	97
Net earnings	$875	$481

Basic earnings per share	$6.16	$3.33
Weighted-average common shares outstanding, in millions	142.1	144.6
Diluted earnings per share	$6.14	$3.32
Weighted-average diluted shares outstanding, in millions	142.5	144.9

Net earnings (from above)	$875	$481
Other comprehensive (loss) income, net of tax
Change in cumulative translation adjustment	(2)	2
Change in other, net	(3)	8
Other comprehensive (loss) income, net of tax	(5)	10
Comprehensive income	$870	$491
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$2,090	$4,403
Accounts receivable, net	1,806	1,375
Unbilled receivables, net	7,556	6,544
Inventoried costs, net	1,450	1,309
Prepaid expenses and other current assets	1,868	1,656
Total current assets	14,770	15,287
Property, plant and equipment, net of accumulated depreciation of $9,854 for 2026 and $9,648 for 2025	10,243	10,972
Operating lease right-of-use assets	1,925	1,859
Goodwill	17,439	17,437
Deferred tax assets	743	1,051
Pension and other postretirement benefit plan assets	3,307	3,167
Other non-current assets	1,580	1,604
Total assets	$50,007	$51,377

Liabilities
Trade accounts payable	$2,681	$3,240
Accrued employee compensation	1,732	2,309
Advance payments and billings in excess of costs incurred	3,697	4,086
Other current liabilities	4,711	4,247
Total current liabilities	12,821	13,882
Long-term debt, net of current portion of $758 for 2026 and $534 for 2025	14,411	15,162
Pension and other postretirement benefit plan liabilities	1,095	1,110
Operating lease liabilities	1,905	1,857
Other non-current liabilities	2,660	2,692
Total liabilities	32,892	34,703

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2026—142,033,476 and 2025—141,997,194	142	142
Paid-in capital	8	—
Retained earnings	17,096	16,658
Accumulated other comprehensive loss	(131)	(126)
Total shareholders’ equity	17,115	16,674
Total liabilities and shareholders’ equity	$50,007	$51,377
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
$ in millions	2026	2025
Operating activities
Net earnings	$875	$481
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	372	337
Stock-based compensation	20	20
Deferred income taxes	308	(34)
B-21 loss provision	—	477
Net periodic pension and OPB income	(120)	(81)
Pension and OPB contributions	(33)	(28)
Changes in assets and liabilities:
Accounts receivable, net	(431)	(542)
Unbilled receivables, net	(551)	(1,069)
Inventoried costs, net	(144)	(125)
Prepaid expenses and other assets	(37)	(42)
Trade accounts payable	(559)	(93)
Advance payments and billings in excess of costs incurred	(389)	(358)
Other liabilities	(802)	(563)
Income taxes payable, net	(164)	58
Other operating activities	(1)	(3)
Net cash used in operating activities	(1,656)	(1,565)

Investing activities
Capital expenditures	(167)	(256)
Other investing activities	(1)	4
Net cash used in investing activities	(168)	(252)

Financing activities
Payments of long-term debt	(527)	(1,500)
Net borrowings on commercial paper	498	1,474
Common stock repurchases	(68)	(480)
Cash dividends paid	(333)	(302)
Payments of employee taxes withheld from share-based awards	(57)	(38)
Other financing activities	(2)	(5)
Net cash used in financing activities	(489)	(851)
Decrease in cash and cash equivalents	(2,313)	(2,668)
Cash and cash equivalents, beginning of year	4,403	4,353
Cash and cash equivalents, end of period	$2,090	$1,685
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2026	2025
Common stock
Beginning of period	$142	$145
Common stock repurchased	—	(1)
End of period	142	144
Paid-in capital
Beginning of period	—	—
Stock compensation	8	—
End of period	8	—
Retained earnings
Beginning of period	16,658	15,297
Common stock repurchased	(63)	(481)
Net earnings	875	481
Dividends declared	(330)	(299)
Stock compensation	(44)	(16)
End of period	17,096	14,982
Accumulated other comprehensive loss
Beginning of period	(126)	(152)
Other comprehensive (loss) income, net of tax	(5)	10
End of period	(131)	(142)
Total shareholders’ equity	$17,115	$14,984
Cash dividends declared per share	$2.31	$2.06
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
On May 24, 2025 (the “Divestiture date”), the company completed its previously announced sale of substantially all of the Immersive Mission Solutions (IMS) operating unit of Defense Systems (the “training services” business or “divestiture”) for $333 million in cash and recorded a pre-tax gain on sale of $231 million. IMS is a provider of mission training and satellite ground network communications software for U.S. government customers. 2025 operating results include sales and operating income for the training services business prior to the Divestiture date.
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
During the fourth quarter of 2025, we modified our presentation of the changes in liabilities in the operating cash flow section of the consolidated statement of cash flows by disaggregating Accounts payable and other liabilities into three separate line items: Accounts payable, Advance payments and billings in excess of costs incurred, and Other liabilities. Prior period amounts have been conformed to the current period presentation. The modified presentation does not impact previously reported cash provided by operating activities.
Results reported in the financial statements are not necessarily indicative of results that may be expected for the entire year. The financial statements should be read in conjunction with the information contained in the company’s 2025 Annual Report on Form 10-K.
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
We recognize changes in estimated contract sales or costs and the resulting changes in contract profit on a cumulative basis. Net estimate-at-completion (EAC) adjustments represent the cumulative effect of the changes on current and prior periods; sales and operating margins in future periods are recognized as if the revised estimates had been used since contract inception. If it is determined that a loss is expected to result on an individual performance

NORTHROP GRUMMAN CORPORATION
obligation, the entire amount of the estimable future loss, including an allocation of general and administrative (G&A) cost, is charged against income in the period the loss is identified.
B-21 Program
During the fourth quarter of 2023, we recognized a projected loss of $1.56 billion across the five low-rate initial production (LRIP) options of the B-21 program. During the first quarter of 2025, we recognized an additional $477 million loss across the five LRIP options. As of March 31, 2026, the remaining loss accrual on the B-21 program totaled $1.0 billion, which is included in Other current liabilities.
Net EAC Adjustments
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended March 31
$ in millions, except per share data	2026	2025
Revenue	$(8)	$38
Operating income	(80)	(100)
Net earnings(1)	(63)	(79)
Diluted earnings per share(1)	(0.44)	(0.55)
(1)Based on a 21 percent federal statutory tax rate.
EAC adjustments can have a significant effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. In most cases, EAC adjustments have an equal impact on both revenue and operating income. However, for contracts in a forward loss position, the impact of EAC adjustments on revenue is different than the impact on operating income because changes in reach forward losses also impact cost of sales.
2026 – During the first quarter of 2026, the company reached an agreement with the U.S. Air Force to expand production capacity and increase the aircraft production rate for the B-21 program at Aeronautics Systems. We made no significant changes to the previously recognized loss on the program; however, impacts from the agreement and higher estimated production costs resulted in a $157 million net unfavorable EAC adjustment on the first four LRIP lots, which was offset by a net reduction in the loss contingency accrual on the remainder of the program. The company also recorded a $71 million unfavorable EAC adjustment on the Graphite Epoxy Motor (GEM) 63XL program at Space Systems associated with the evaluation and implementation of corrective actions for a solid rocket motor anomaly that occurred during a Q1 2026 launch.
2025 – During the first quarter of 2025, the company recorded a $226 million unfavorable EAC adjustment on the first and second LRIP lots of the B-21 program at Aeronautics Systems.
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
Company backlog as of March 31, 2026 was $95.6 billion. Of our March 31, 2026 backlog, we expect to recognize approximately 35 percent as revenue over the next 12 months and 60 percent as revenue over the next 24 months, with the remainder to be recognized thereafter.
Contract Assets and Liabilities
For each of the company’s contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Contract assets are equivalent to and reflected as Unbilled receivables in the unaudited condensed consolidated statements of financial position and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Contract liabilities are equivalent to and reflected as Advance payments and billings in excess of costs incurred in the unaudited condensed consolidated statements of financial position. The amount of revenue recognized for the three months ended March 31, 2026 that was included in the December 31, 2025 contract liability balance was $1.8 billion. The amount of revenue recognized for the three months ended March 31, 2025 that was included in the December 31, 2024 contract liability balance was $1.9 billion.

NORTHROP GRUMMAN CORPORATION
Disaggregation of Revenue
See Note 10 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Property, Plant, and Equipment
In connection with the company’s first quarter 2026 agreement with the U.S. Air Force to expand production capacity and increase the aircraft production rate for the B-21 program, we agreed to sell an aircraft to the U.S. Air Force that we had previously planned to utilize as a company-owned test asset. While the sale of this asset accelerates the LRIP aircraft delivery schedule, it does not change the number of aircraft we expect to deliver under the LRIP phase of the program. The test asset was under construction at the time of sale, and our construction costs prior to the agreement were recognized as capital expenditures and included in property, plant and equipment. The agreement to sell the asset resulted in a reduction of PP&E during the first quarter of 2026; we had no material cash inflows related to the sale during the quarter.
Non-cash investing activities for the three months ended March 31, 2026 and 2025 include capital expenditures incurred but not yet paid of $42 million and $44 million, respectively.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows:

$ in millions	March 31, 2026	December 31, 2025
Cumulative translation adjustment	$(133)	$(131)
Other, net	2	5
Total accumulated other comprehensive loss	$(131)	$(126)
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
On September 18, 2025, the FASB issued ASU No. 2025-06 Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40). ASU 2025-06 removes references to prescriptive and sequential software development stages, requiring companies to capitalize internal-use software costs when management commits to funding the software project and it is probable the project will be completed. ASU 2025-06 will be effective for annual and interim periods beginning January 1, 2028, and can be applied on a prospective, modified prospective, or retrospective basis. We do not currently expect the standard will have a material impact on the company’s consolidated financial position, results of operations or cash flows.
On December 8, 2025, the FASB issued ASU No. 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies the applicability of Topic 270 and the form and content of interim financial statements. In addition, ASU 2025-11 requires entities to disclose material events occurring since the last annual reporting period. ASU 2025-11 will be effective for interim periods beginning January 1, 2028, and can be applied on a prospective or retrospective basis. We are evaluating the disclosure impact of ASU 2025-11; however, the standard will not have an impact on the company’s consolidated financial position, results of operations or cash flows.
Other accounting standards updates adopted and/or issued, but not effective until after March 31, 2026, are not expected to have a material effect on the company’s consolidated financial position, results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.4 million shares and 0.3 million shares for the three months ended March 31, 2026 and 2025, respectively.
Share Repurchases
Share Repurchase Programs
On December 6, 2023, the company’s board of directors authorized a share repurchase program of up to $2.5 billion in share repurchases of the company’s common stock (the “2023 Repurchase Program”). Repurchases under the 2023 Repurchase Program commenced in February 2024 and were completed in September 2025.
On December 11, 2024, the company’s board of directors authorized a new share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock (the “2024 Repurchase Program”). Repurchases under the 2024 Repurchase Program commenced in September 2025 upon completion of the 2023 Repurchase Program. As of March 31, 2026, repurchases under the 2024 Repurchase Program totaled $0.5 billion; $2.5 billion remained under this share repurchase authorization.
Share repurchases take place from time to time, subject to market and regulatory conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Three Months Ended March 31
					2026	2025
December 6, 2023	$2,500	5.2	$482.41	September 2025	—	1.0
December 11, 2024	$3,000	0.9	$581.87		0.1	—
					0.1	1.0
(1)Excludes brokerage commissions and other costs of execution, including taxes.
Dividends on Common Stock
In May 2025, the company increased the quarterly common stock dividend 12 percent to $2.31 per share from the previous amount of $2.06 per share.
3.    INVENTORIED COSTS, NET
Inventoried costs, net consisted of the following:

$ in millions	March 31, 2026	December 31, 2025
Raw materials	$318	$306
Work in process	1,062	945
Finished goods	70	58
Inventoried costs, net	$1,450	$1,309

NORTHROP GRUMMAN CORPORATION
4.    INCOME TAXES
In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of research and development expenditures under Internal Revenue Code (IRC) Section 174 (reinstating full expensing beginning in 2025), extension of bonus depreciation, and revisions to international tax regimes. As part of the enactment of the OBBBA, the company became subject to the corporate alternative minimum tax (CAMT) and recorded CAMT credit carryforwards of $187 million during 2025. In February 2026, the Internal Revenue Service (IRS) issued Notice 2026-7, providing interim relief for the CAMT through a favorable adjustment related to the amortization of research and development expenditures under IRC Section 174. The company recognized the impacts of Notice 2026-7 during the first quarter of 2026, resulting in a $187 million decrease in CAMT credit carryforwards and a corresponding increase in Taxes receivable, as well as a $19 million reduction to federal income tax expense.

	Three Months Ended March 31
$ in millions	2026	2025
Federal and foreign income tax expense	$155	$97
Effective income tax rate	15.0%	16.8%
First quarter 2026 income tax expense increased $58 million, or 60 percent, due to $452 million of higher earnings before income taxes, partially offset by a lower effective tax rate (ETR). The first quarter 2026 ETR decreased to 15.0 percent from 16.8 percent primarily due to higher research credits, including a $19 million benefit related to the CAMT guidance discussed above. The first quarter 2026 ETR includes benefits of $68 million for research credits and $9 million for foreign-derived deduction-eligible income (FDDEI), partially offset by $19 million of interest expense on unrecognized tax benefits. The first quarter 2025 ETR included benefits of $34 million for research credits and $6 million for foreign derived intangible income (FDII), partially offset by $16 million of interest expense on unrecognized tax benefits.
Taxes receivable, which are included in Prepaid expenses and other current assets in the unaudited condensed consolidated statements of financial position, were $1.1 billion as of March 31, 2026 and $924 million as of December 31, 2025. Non-current unrecognized tax benefits, which are included in Other non-current liabilities, were $1.7 billion and $1.6 billion as of March 31, 2026 and December 31, 2025, respectively, with the remainder of our unrecognized tax benefits included within Other current liabilities.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Certain matters related to the company’s 2018-2024 federal income tax returns are currently under IRS examination. Certain matters related to the company’s 2014-2017 federal income tax returns and refund claims related to its 2007-2016 federal tax returns are currently under review by the IRS Appeals Office.
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

NORTHROP GRUMMAN CORPORATION
The following table presents the financial assets and liabilities the company records at fair value identified by the level of inputs used to determine fair value:

	March 31, 2026				December 31, 2025
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Marketable securities	$463	$—	$24	$487	$454	$—	$24	$478
Marketable securities valued using NAV				5				5
Total marketable securities	463	—	24	492	454	—	24	483
Derivatives	—	—	—	—	—	2	—	2
There were no transfers of financial instruments into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2026.
Unrealized gains and losses from marketable securities, which are reflected in Other, net on the unaudited condensed consolidated statement of earnings and comprehensive income, were not material for the three months ended March 31, 2026 and 2025.
The notional value of the company’s foreign currency forward contracts at March 31, 2026 and December 31, 2025 was $318 million and $308 million, respectively. The portion of notional value designated as a cash flow hedge at March 31, 2026 and December 31, 2025 was $149 million and $167 million, respectively.
The derivative fair values and related unrealized gains/losses at March 31, 2026 and December 31, 2025 were not material.
The carrying value of cash and cash equivalents and commercial paper approximates fair value.
Long-term Debt
The estimated fair value of the company’s long-term debt was $14.2 billion and $15.1 billion as of March 31, 2026 and December 31, 2025, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
Issuance of Senior Notes
In May 2025, the company issued $1.0 billion of unsecured senior notes for general corporate purposes, including debt repayment, share repurchases, and working capital, as follows:
•$500 million of 4.65% senior notes due 2030 (the “2030 Notes”) and
•$500 million of 5.25% senior notes due 2035 (the “2035 Notes”).
We refer to the 2030 Notes and 2035 Notes together, as the “notes.” Interest on the notes is payable semi-annually in arrears. The notes are generally subject to redemption, in whole or in part, at the company’s discretion at any time, or from time to time, prior to maturity at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed or an applicable “make-whole” amount, plus accrued and unpaid interest.
Repayment of Senior Notes
In March 2026, the company repaid $270 million of 7.875% unsecured senior notes and $257 million of 7.75% unsecured senior notes upon maturity.
In January 2025, the company repaid $1.5 billion of 2.93% unsecured senior notes upon maturity.

NORTHROP GRUMMAN CORPORATION
6.    INVESTIGATIONS, CLAIMS AND LITIGATION
For over 25 years, the company has worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation, the New York State Department of Health and other federal, state and local governmental authorities, to address environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. We have incurred, and expect to continue to incur, as included in Note 7, substantial remediation costs related to these Bethpage environmental conditions, including potential costs relating to unanticipated developments such as new discoveries of potential contaminants. It is also possible that applicable remediation standards and other requirements to which we are subject may continue to change, and that our costs may increase materially. In 2022, we resolved several disputes and regulatory proceedings concerning the scope and allocation of remediation responsibilities and costs related to this site and we continue remediation consistent with agreements through which those disputes were resolved. The company continues to be involved in other remediation-related disputes, none of which are material individually or in the aggregate. We are also a party to various individual lawsuits and a putative class action in the Eastern District of New York alleging personal injury and property damage related to the legacy Bethpage environmental conditions (the “Bethpage EDNY cases”). The court had previously stayed the filed individual lawsuits and recently set an April 24 hearing on plaintiffs’ motion to lift that stay as to a subset of plaintiffs. Although the court has ordered, and the parties have submitted, supplemental briefing on pending class certification and expert motions in the putative class action, the parties remain engaged in a mediation. We are also a party, and may become a party, to other lawsuits brought by or against insurance carriers, and by other individual plaintiffs and/or putative classes, as well as other parties. We cannot at this time predict or reasonably estimate the potential outcomes or ranges of possible liability of the Bethpage EDNY cases.
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
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2026, or its annual results of operations and/or cash flows.
7.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of March 31, 2026, or its annual results of operations and/or cash flows.
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

NORTHROP GRUMMAN CORPORATION
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
Environmental Matters
The table below summarizes the amount of accrued and deferred costs associated with the company’s environmental remediation liabilities as of March 31, 2026 and December 31, 2025:

$ in millions	March 31, 2026	December 31, 2025
Accrued costs(1)	$561	$547
Deferred costs(2)	514	502
(1) As of March 31, 2026, $213 million is recorded in Other current liabilities and $348 million is recorded in Other non-current liabilities in the unaudited condensed consolidated statements of financial position. Estimated remediation costs are not discounted to present value.
(2) The company defers the portion of environmental remediation costs we expect to be recoverable through overhead charges on U.S. government contracts. As of March 31, 2026, $197 million is deferred in Prepaid expenses and other current assets and $317 million is deferred in Other non-current assets in the unaudited condensed consolidated statements of financial position. These amounts are routinely evaluated for recoverability.
Reasonably possible future costs in excess of accrued costs were $402 million and $380 million as of March 31, 2026 and December 31, 2025, respectively. We currently expect any such future costs would be recoverable through overhead charges on our U.S. government contracts in a similar proportion as the amounts deferred in the table above.
Although we cannot predict whether (i) new information gained as our environmental remediation projects progress, (ii) changes in remediation standards or other requirements to which we are subject, or (iii) other changes in facts and circumstances will materially affect the estimated liability accrued, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2026, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At March 31, 2026, there were $597 million of stand-by letters of credit and guarantees and $271 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $3.0 billion. At March 31, 2026, the company had $500 million of outstanding commercial paper borrowings at a weighted-average interest rate of 3.96%, with original maturities of three months or less from the date of issuance. The outstanding balance of commercial paper borrowings is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
Credit Facilities
The company maintains a five-year senior unsecured revolving credit facility in an aggregate principal amount of $3.0 billion (the “2025 Credit Agreement”) that matures in September 2030 and is intended to support the company's commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for borrowing under the 2025 Credit Agreement. At March 31, 2026, there were no borrowings outstanding under this facility; however, the amount available for borrowing was reduced by the $500 million of commercial paper borrowings described above.
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

NORTHROP GRUMMAN CORPORATION
At March 31, 2026, the company was in compliance with all covenants under its credit agreements.
8.    RETIREMENT BENEFITS
The cost to the company of its pension and other postretirement benefit (OPB) plans is shown in the following table:

	Three Months Ended March 31
	Pension Benefits		OPB
$ in millions	2026	2025	2026	2025
Components of net periodic benefit cost (benefit)
Service cost	$53	$54	$1	$1
Interest cost	399	403	15	16
Expected return on plan assets	(565)	(540)	(22)	(21)
Amortization of prior service credit	—	—	(1)	(1)
Other	—	7	—	—
Net periodic benefit cost (benefit)	$(113)	$(76)	$(7)	$(5)
Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended March 31
$ in millions	2026	2025
Defined benefit pension plans	$22	$18
OPB plans	11	10
Defined contribution plans	229	229
9.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company’s long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Three Months Ended March 31
in millions	2026	2025
RSRs granted	0.1	0.1
RPSRs granted	0.1	0.1
Grant date aggregate fair value	$139	$100
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

NORTHROP GRUMMAN CORPORATION
Cash Awards
The following table presents the minimum and maximum aggregate payout amounts related to cash units (CUs) and cash performance units (CPUs) granted to employees in the periods presented:

	Three Months Ended March 31
$ in millions	2026	2025
Minimum aggregate payout amount	$—	$35
Maximum aggregate payout amount	163	198
CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based on the achievement of certain performance metrics over a three-year period. During the three months ended March 31, 2026, there were no CUs granted to employees.

NORTHROP GRUMMAN CORPORATION
10.    SEGMENT INFORMATION
The following table presents sales, operating costs and expenses, and operating income by segment:

	Three Months Ended March 31
$ in millions	2026	2025
Aeronautics Systems
Sales	$3,283	$2,814
Operating costs and expenses:
Product	2,294	2,358
Service	653	601
Intersegment	31	38
Aeronautics Systems operating income (loss)	305	(183)
Defense Systems
Sales	1,899	1,805
Operating costs and expenses:
Product	1,375	1,262
Service	294	324
Intersegment	46	40
Defense Systems operating income	184	179
Mission Systems
Sales	2,861	2,807
Operating costs and expenses:
Product	1,682	1,730
Service	419	434
Intersegment	327	282
Mission Systems operating income	433	361
Space Systems
Sales	2,480	2,568
Operating costs and expenses:
Product	1,811	1,829
Service	281	362
Intersegment	153	94
Space Systems operating income	235	283
Intersegment profit eliminations	(85)	(72)
Total segment operating income	1,072	568
FAS/CAS operating adjustment	7	63
Unallocated corporate expense	(90)	(58)
Total operating income	$989	$573
Other (expense) income
Interest expense	(162)	(156)
Non-operating FAS pension benefit	166	130
Other, net	37	31
Earnings before income taxes	$1,030	$578

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

NORTHROP GRUMMAN CORPORATION
Disaggregation of Revenue

Sales by Customer Type	Three Months Ended March 31
	2026		2025
$ in millions	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$2,694	83%	$2,290	83%
International(2)	540	17%	478	17%
Other customers	15	—%	5	—%
Intersegment sales	34		41
Aeronautics Systems sales	3,283		2,814
Defense Systems
U.S. government(1)	1,591	86%	1,451	83%
International(2)	235	13%	289	16%
Other customers	21	1%	20	1%
Intersegment sales	52		45
Defense Systems sales	1,899		1,805
Mission Systems
U.S. government(1)	1,979	80%	1,973	80%
International(2)	464	19%	475	19%
Other customers	33	1%	24	1%
Intersegment sales	385		335
Mission Systems sales	2,861		2,807
Space Systems
U.S. government(1)	2,200	95%	2,309	94%
International(2)	42	2%	44	2%
Other customers	67	3%	110	4%
Intersegment sales	171		105
Space Systems sales	2,480		2,568
Total
U.S. government(1)	8,464	86%	8,023	84%
International(2)	1,281	13%	1,286	14%
Other customers	136	1%	159	2%
Total Sales	$9,881		$9,468
(1) Sales to the U.S. government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. government. Each of the company’s segments derives a substantial percentage of its revenue from the U.S. government.
(2) International sales include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is an international customer to the extent that information is available to us or can be reasonably estimated. These sales include foreign military sales contracted through the U.S. government.
(3) Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended March 31
	2026		2025
$ in millions	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$1,359	42%	$1,339	48%
Fixed-price	1,890	58%	1,434	52%
Intersegment sales	34		41
Aeronautics Systems sales	3,283		2,814
Defense Systems
Cost-type	1,066	58%	965	55%
Fixed-price	781	42%	795	45%
Intersegment sales	52		45
Defense Systems sales	1,899		1,805
Mission Systems
Cost-type	1,181	48%	1,163	47%
Fixed-price	1,295	52%	1,309	53%
Intersegment sales	385		335
Mission Systems sales	2,861		2,807
Space Systems
Cost-type	1,330	58%	1,540	63%
Fixed-price	979	42%	923	37%
Intersegment sales	171		105
Space Systems sales	2,480		2,568
Total
Cost-type	4,936	50%	5,007	53%
Fixed-price	4,945	50%	4,461	47%
Total Sales	$9,881		$9,468
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region(1)	Three Months Ended March 31
	2026		2025
$ in millions	$	%(3)	$	%(3)
Aeronautics Systems
United States	$2,709	83%	$2,295	83%
Asia/Pacific	229	7%	200	7%
Europe	289	9%	269	10%
Other geographic regions	22	1%	9	—%
Intersegment sales	34		41
Aeronautics Systems sales	3,283		2,814
Defense Systems
United States	1,612	87%	1,471	84%
Asia/Pacific	81	4%	81	5%
Europe	125	7%	170	9%
Other geographic regions	29	2%	38	2%
Intersegment sales	52		45
Defense Systems sales	1,899		1,805
Mission Systems
United States	2,012	81%	1,997	81%
Asia/Pacific	114	5%	128	5%
Europe	252	10%	239	10%
Other geographic regions	98	4%	108	4%
Intersegment sales	385		335
Mission Systems sales	2,861		2,807
Space Systems
United States	2,267	98%	2,419	98%
Asia/Pacific	18	1%	8	—%
Europe	20	1%	26	2%
Other geographic regions	4	—%	10	—%
Intersegment sales	171		105
Space Systems sales	2,480		2,568
Total
United States	8,600	87%	8,182	86%
Asia/Pacific	442	4%	417	4%
Europe	686	7%	704	8%
Other geographic regions(2)	153	2%	165	2%
Total Sales	$9,881		$9,468
(1)Sales are attributed to countries based on the ultimate customer’s location to the extent that information is available to us or can be reasonably estimated. No country other than the United States represents greater than 10 percent of total company sales.
(2)Other geographic regions are principally comprised of the Middle East.
(3)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION
Capital Expenditures and Depreciation and Amortization
The following table presents capital expenditures and depreciation and amortization for each of our reportable segments and for Corporate:

	Three Months Ended March 31
$ in millions	2026	2025
Capital Expenditures
Aeronautics Systems	$34	$79
Defense Systems	16	12
Mission Systems	45	39
Space Systems	43	110
Corporate(1)	29	16
Total capital expenditures	$167	$256
Depreciation and Amortization
Aeronautics Systems	$91	$89
Defense Systems	44	43
Mission Systems	69	67
Space Systems	96	79
Corporate(1)	72	59
Total depreciation and amortization	$372	$337
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
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of March 31, 2026, and the related condensed consolidated statements of earnings and comprehensive income, cash flows, and changes in shareholders’ equity for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2025, and the related consolidated statements of earnings and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2025, is fairly stated, in all material respects, in relation to the audited consolidated statement of financial position from which it has been derived.
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
April 20, 2026

NORTHROP GRUMMAN CORPORATION
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global aerospace and defense technology company. We deliver a broad range of products, services and solutions to U.S. and international customers, and principally to the U.S Department of War (“DoW”) and intelligence community. Our broad portfolio is aligned to support national security priorities and our solutions equip our customers with capabilities they need to connect, protect and advance humanity.
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
The following discussion should be read along with the financial statements included in this Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources,” “Quantitative and Qualitative Disclosures About Market Risks” and “Risk Factors” in our 2025 Annual Report on Form 10-K, which provides additional information on our business, the environment in which we operate and our operating results.
Divestiture of Training Services Business
On May 24, 2025 (the “Divestiture date”), the company completed its previously announced sale of substantially all of the Immersive Mission Solutions (IMS) operating unit of Defense Systems (the “training services” business or “divestiture”) for $333 million in cash and recorded a pre-tax gain on sale of $231 million. IMS is a provider of mission training and satellite ground network communications software for U.S. government customers. 2025 operating results include sales and operating income for the training services business prior to the Divestiture date.
Global Security Environment
The U.S. and its allies continue to face a dynamic global security environment of heightened tensions and instability, threats from state and non-state actors, including in particular major global powers, as well as terrorist organizations, increasing nuclear tensions, diverse regional security concerns, political instability and uncertainty concerning global strategic alliances. The market for defense products, services and solutions globally is driven by these complex and rapidly evolving security challenges, considered in the broader context of political and socioeconomic circumstances and priorities. Our operations and financial performance, as well as demand for our products and services, are impacted by these events, including global unrest. The same is true for our suppliers and other business partners.
The ongoing conflicts in Ukraine and Iran and threats elsewhere, particularly in the Middle East and the Western Pacific region, have increased global tensions and instability and highlighted security requirements globally. These conflicts have resulted in and may continue to result in increased demand for defense products and services from allies and partner nations, particularly in those regions. We continue to monitor developments in these regions, but have not experienced, and do not anticipate experiencing, significant adverse financial impacts directly from these conflicts.
We believe the current global security environment, characterized by significant national security threats to the U.S. and its allies, continues to highlight the need for strong deterrence and robust defense capabilities. We are actively evaluating both opportunities and risks associated with this environment and are moving with speed and at scale to deliver innovative solutions to our customers. We believe our capabilities, particularly in space, C4ISR, air and missile defense, battle management, solid rocket motors, advanced weapons, strategic deterrence, survivable aircraft, autonomous aircraft systems and mission systems should help our customers in the U.S. and globally defend against current and future threats and, as a result, continue to position us for long-term profitable business growth.
Global Economic Environment
Over the past several years, the global economic environment has experienced challenges, including inflationary pressures; widespread delays and disruptions in supply chains; constraints on the availability of critical materials, including rare earth minerals and metals; business slowdowns or shutdowns; workforce challenges and labor shortfalls; and market volatility. These macroeconomic factors have contributed, and could continue to contribute, to increased costs, delays, disruptions and other performance challenges, as well as increased competing demands for

NORTHROP GRUMMAN CORPORATION
limited resources to address such increased costs and other challenges, for our company, our suppliers and partners, and our customers. We continue to work to address challenges to our business caused by the macroeconomic environment. We have seen progress in the supply chain as on-time deliveries and quality continue to improve. In remaining areas of pressure, we are proactively working with our suppliers to help meet our contract commitments.
In addition, if interest rates increase or otherwise fluctuate, it could impact government spending priorities (in the U.S. and allied countries, in particular), including the demand for defense products. Economic tensions and changes in international trade policies, including, for example, widespread tariffs announced since last year by the U.S. on its major trading partners, higher tariffs on imported goods and materials and actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), could also further impact the global market for defense products, services and solutions. In addition, following the recent U.S. Supreme Court decision that invalidated tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”), the U.S. announced tariffs under different statutory authorities, including a 10% global tariff. The full impact of these governmental actions on macroeconomic conditions and on our business is uncertain, difficult to predict and depends on a number of factors, including the extent and duration of tariffs, the availability of exemptions, changes in the amount and scope of tariffs, any reversal or temporary suspension of announced tariffs, the availability of refunds for tariffs paid under IEEPA, the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies, and possible resulting general inflationary pressures in the global economy. We are continuing to monitor the impact on our business, suppliers and customers, but do not believe that the tariffs, including the IEEPA tariffs, have had or will have a material adverse effect on our business.
U.S. Political, Budget and Regulatory Environment
The U.S. continues to face an uncertain and evolving political, budget and regulatory environment. In particular, it is difficult to predict the specific course of future defense budgets. Current and future requirements related to the conflicts in Ukraine and Iran and threats in the Middle East, the Western Pacific and Latin America and other security priorities, as well as the macroeconomic environment, the national debt, and other domestic priorities, among other things, in the U.S. and globally, will continue to impact our customers’ budgets, spending and priorities, and our industry. The U.S. political environment may also impact defense budgets and priorities, issues related to the national debt, and government spending more broadly. We anticipate that issues related to budgetary priorities, defense spending levels and the debt ceiling will continue to be subjects of considerable debate, with a potentially significant impact on our programs and the company.
On July 4, 2025, the FY 2025 reconciliation bill titled the One Big Beautiful Bill Act (the “OBBBA”) was enacted. The OBBBA allocates approximately $150 billion in mandatory defense funding, including funding for air and missile defense, munitions, strategic deterrence, shipbuilding and supply chains and other military capabilities, and the appropriated funds will remain available to be obligated until September 30, 2029 and expended through FY 2034. The OBBBA is expected to result in increased investments by the DoW in defense modernization projects and Pacific region deterrence, among other programs. See Note 4 to the financial statements for additional information on key income tax provisions of the OBBBA.
On February 3, 2026, annual appropriations to fund a vast majority of the federal government for FY 2026 were enacted. The legislation finalized 11 of the 12 regular appropriations bills for FY 2026 and includes approximately $859 billion for defense. The legislation did not fund the Department of Homeland Security (“DHS”), which was instead funded under a continuing resolution through February 13, 2026. After the DHS continuing resolution expired, the federal government entered a partial shutdown, which remains in effect. We do not believe that the ongoing partial shutdown will have a material adverse effect on our business.
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

NORTHROP GRUMMAN CORPORATION
changes in U.S. government policy positions, including trade and foreign policy, tax policy and DoW policies or priorities, could materially impact defense spending broadly and the company’s programs in particular.
B-21 Program
In 2015, the U.S. Air Force awarded Northrop Grumman the B-21 contract, which includes a base contract for engineering and manufacturing development (EMD) and five low-rate initial production (LRIP) options for a baseline total of 21 aircraft. The EMD phase of the program is largely cost type and began at contract award. The LRIP options are largely fixed price and are expected to continue to be awarded and executed through approximately the end of the decade. Northrop Grumman and the U.S. Air Force have also established not to exceed (NTE) pricing for two additional lots. The average value for these NTE lots is above the average unit price of the five LRIP lots, and the NTE lots include an economic price adjustment clause to help protect against certain inflationary pressures. Final terms, quantity, and pricing for the NTE lots are not fully negotiated.
During the first quarter of 2026, we reached an agreement with the U.S. Air Force to expand production capacity for the B-21 program and increase the aircraft production rate. We currently expect to invest approximately $2.5 billion over a multi-year period to expand production capacity; in return, we have the opportunity to earn improved returns on the LRIP and NTE phases of the program.
During the fourth quarter of 2023, we recognized a projected loss of $1.56 billion across the five LRIP options. During the first quarter of 2025, we recognized an additional $477 million loss across the five LRIP options. During the first quarter of 2026, we again reviewed our estimated profitability on the LRIP phase of the program and made no significant changes to the previously recognized loss. However, impacts from the recent agreement with the U.S. Air Force and higher estimated production costs resulted in a $157 million net unfavorable EAC adjustment on the first four LRIP lots, which was offset by a net reduction in the loss contingency accrual on the remainder of the program.
The company’s first quarter 2026 results reflect our current best estimate of cost to complete the LRIP and NTE aircraft, as well as the outcome of ongoing discussions with our suppliers. If our estimated cost to complete the aircraft changes, or if our assumptions regarding contract performance, quantities, or supplier negotiations are resolved more or less favorably than what we have estimated, our financial position, results of operations and/or cash flows could be materially affected.
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
During the first quarter of 2026, we reviewed our estimated profitability on the Sentinel program and made no significant changes. If our estimated cost to complete the restructured EMD effort or our expectations for achieving contract incentives are more or less favorable than what we have estimated, our financial position, results of operations and/or cash flows could be materially affected.

NORTHROP GRUMMAN CORPORATION
Operating Performance Assessment and Reporting
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
Selected financial highlights are presented in the table below:

	Three Months Ended March 31		%
$ in millions, except per share amounts	2026	2025	Change
Sales	$9,881	$9,468	4%
Operating costs and expenses	8,892	8,895	—%
Operating costs and expenses as a % of sales	90.0%	93.9%
Operating income	989	573	73%
Operating margin rate	10.0%	6.1%
Federal and foreign income tax expense	155	97	60%
Effective income tax rate	15.0%	16.8%
Net earnings	875	481	82%
Diluted earnings per share	$6.14	$3.32	85%

NORTHROP GRUMMAN CORPORATION
Sales
The table below reconciles sales to organic sales:

	Three Months Ended March 31		%
$ in millions	2026	2025	Change
Sales	$9,881	$9,468	4%
Less: Training services sales	—	(72)
Organic sales	$9,881	$9,396	5%
First quarter 2026 sales increased $413 million, or 4 percent, due to higher sales of $469 million at Aeronautics Systems, as well as higher sales at Defense Systems and Mission Systems. These increases were partially offset by $116 million of higher intercompany eliminations and lower sales at Space Systems due to the wind-down of work on the Next Generation Interceptor (NGI) program.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 10 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income and Margin Rate
First quarter 2026 operating income increased $416 million, or 73 percent, largely driven by the prior year $477 million B-21 loss provision at Aeronautics Systems, partially offset by a $56 million decrease in the FAS/CAS operating adjustment. Operating margin rate increased to 10.0 percent from 6.1 percent reflecting the items above.
First quarter 2026 G&A costs as a percentage of sales decreased to 9.8 percent from 10.6 percent in the prior year period primarily due to higher sales and cost management.
See “Segment Operating Results” below for further information by segment. For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
First quarter 2026 income tax expense increased $58 million, or 60 percent, due to $452 million of higher earnings before income taxes, partially offset by a lower effective tax rate (ETR). The first quarter 2026 ETR decreased to 15.0 percent from 16.8 percent primarily due to higher research credits, including a benefit related to CAMT guidance recently issued by the IRS.
See Note 4 to the financial statements for additional information.
Net Earnings
First quarter 2026 net earnings increased $394 million, or 82 percent, primarily due to the $416 million increase in operating income described above and a $36 million increase in the non-operating FAS pension benefit, partially offset by a $58 million increase in income tax expense.
Diluted Earnings Per Share
First quarter 2026 diluted earnings per share increased $2.82, or 85 percent, reflecting an 82 percent increase in net earnings and a 2 percent reduction in weighted-average diluted shares outstanding.

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

	Three Months Ended March 31		%
$ in millions	2026	2025	Change
Operating income	$989	$573	73%
Operating margin rate	10.0%	6.1%
Reconciliation to segment operating income:
CAS pension expense	(60)	(117)	(49)%
FAS pension service expense	53	54	(2)%
FAS/CAS operating adjustment	(7)	(63)	(89)%
Intangible asset amortization and PP&E step-up depreciation	21	21	—%
Other unallocated corporate expense	69	37	86%
Unallocated corporate expense	90	58	55%
Segment operating income	$1,072	$568	89%
Segment operating margin rate	10.8%	6.0%
First quarter 2026 segment operating income increased $504 million, or 89 percent, primarily due to $488 million of higher operating income at Aeronautics Systems and $72 million of higher operating income at Mission Systems, partially offset by $48 million of lower operating income at Space Systems. Segment operating margin rate increased to 10.8 percent from 6.0 percent primarily due to a higher operating margin rate at Aeronautics Systems and Mission Systems, partially offset by a lower operating margin rate at Space Systems.
FAS/CAS Operating Adjustment
The first quarter 2026 FAS/CAS operating adjustment reflects lower CAS pension expense largely driven by favorable plan asset returns in prior years.
Unallocated Corporate Expense
The increase in first quarter 2026 unallocated corporate expense is primarily due to the resolution of a litigation matter as well as higher deferred state tax expense largely related to the repeal of mandatory capitalization of research and development expenditures under IRC Section 174.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on segment operating income and margin rate.

NORTHROP GRUMMAN CORPORATION
The aggregate favorable and unfavorable EAC adjustments are presented in the table below:

	Three Months Ended March 31
$ in millions	2026	2025
Favorable EAC adjustments	$660	$324
Unfavorable EAC adjustments	(740)	(424)
Net EAC adjustments	$(80)	$(100)
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended March 31
$ in millions	2026	2025
Aeronautics Systems	$(107)	$(189)
Defense Systems	15	23
Mission Systems	51	37
Space Systems	(38)	29
Eliminations	(1)	—
Net EAC adjustments	$(80)	$(100)

AERONAUTICS SYSTEMS	Three Months Ended March 31		%
$ in millions	2026	2025	Change
Sales	$3,283	$2,814	17%
Operating income (loss)	305	(183)	NM
Operating margin rate	9.3%	(6.5)%
Sales
First quarter 2026 sales increased $469 million, or 17 percent, primarily due to higher sales on B-21 and other restricted programs as well as increased volume on the E-130J TACAMO program as it ramps up. The higher B-21 sales reflect the company’s first quarter 2026 agreement with the U.S. Air Force to expand production capacity and increase the aircraft production rate, including the sale of a company-owned test asset. The sales increases were partially offset by a decrease on F/A-18 as final production deliveries have completed.
Operating Income
First quarter 2026 operating income increased $488 million and operating margin rate increased to 9.3 percent primarily due to the absence of the prior year B-21 loss provision.

DEFENSE SYSTEMS	Three Months Ended March 31		%
$ in millions	2026	2025	Change
Sales	$1,899	$1,805	5%
Less: Training services sales	—	(72)
Organic sales	$1,899	$1,733	10%

Operating income	$184	$179	3%
Operating margin rate	9.7%	9.9%
Sales
First quarter 2026 sales increased $94 million, or 5 percent, primarily due to higher volume on Sentinel as that program continues to ramp, as well as higher volume on tactical solid rocket motor programs and across the Integrated Battle Command System (IBCS) portfolio. These increases were partially offset by a $72 million reduction in sales related to the divested training services business.

NORTHROP GRUMMAN CORPORATION
Operating Income
First quarter 2026 operating income increased $5 million, or 3 percent, primarily due to higher sales, partially offset by a lower operating margin rate. Operating margin rate decreased to 9.7 percent from 9.9 percent principally due to lower net EAC adjustments.

MISSION SYSTEMS	Three Months Ended March 31		%
$ in millions	2026	2025	Change
Sales	$2,861	$2,807	2%
Operating income	433	361	20%
Operating margin rate	15.1%	12.9%
Sales
First quarter 2026 sales increased $54 million, or 2 percent, primarily due to ramp-up on restricted airborne radar programs and higher volume on marine systems programs, partially offset by lower volume on the Scalable Agile Beam Radar program and airborne electronic warfare programs.
Operating Income
First quarter 2026 operating income increased $72 million, or 20 percent, primarily due to a higher operating margin rate and higher sales. Operating margin rate increased to 15.1 percent from 12.9 percent, primarily due to prior year investments made by the sector in connection with restricted business opportunities, as well as higher net EAC adjustments in the current year.

SPACE SYSTEMS	Three Months Ended March 31		%
$ in millions	2026	2025	Change
Sales	$2,480	$2,568	(3)%
Operating income	235	283	(17)%
Operating margin rate	9.5%	11.0%
Sales
First quarter 2026 sales decreased $88 million, or 3 percent, primarily due to wind-down of work on the NGI program, which reduced sales by $98 million, as well as lower sales on the GEM 63XL program related to the unfavorable EAC adjustment described below. These decreases were partially offset by higher volume on Space Development Agency satellite programs driven by ramp-up on the Tranche 3 tracking layer award.
Operating Income
First quarter 2026 operating income decreased $48 million, or 17 percent, due to a lower operating margin rate and lower sales. Operating margin rate decreased to 9.5 percent from 11.0 percent, largely due to lower net EAC adjustments, including a $71 million unfavorable adjustment on GEM 63XL associated with a launch anomaly that occurred during the first quarter.

NORTHROP GRUMMAN CORPORATION
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended March 31
$ in millions	2026		2025
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$2,494	$2,294	$2,091	$2,358
Service	755	653	682	601
Intersegment eliminations	34	31	41	38
Total Aeronautics Systems	3,283	2,978	2,814	2,997
Defense Systems
Product	1,517	1,375	1,405	1,262
Service	330	294	355	324
Intersegment eliminations	52	46	45	40
Total Defense Systems	1,899	1,715	1,805	1,626
Mission Systems
Product	1,966	1,682	1,961	1,730
Service	510	419	511	434
Intersegment eliminations	385	327	335	282
Total Mission Systems	2,861	2,428	2,807	2,446
Space Systems
Product	1,981	1,811	2,064	1,829
Service	328	281	399	362
Intersegment eliminations	171	153	105	94
Total Space Systems	2,480	2,245	2,568	2,285
Segment Totals
Total Product	$7,958	$7,162	$7,521	$7,179
Total Service	1,923	1,647	1,947	1,721
Total Segment(1)	$9,881	$8,809	$9,468	$8,900
(1) A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
First quarter 2026 product sales increased $437 million, or 6 percent, primarily due to higher sales on B-21 at Aeronautics Systems, as well as higher volume on Sentinel, tactical solid rocket motor programs and across the IBCS portfolio at Defense Systems. These increases were partially offset by the wind-down of work on the NGI program and lower sales on GEM 63XL at Space Systems.
First quarter 2026 product costs were comparable to the prior year, reflecting a higher operating margin rate principally due to the absence of the prior year B-21 loss provision at Aeronautics Systems and investments made in connection with restricted business opportunities at Mission Systems.
Service Sales and Costs
First quarter 2026 service sales decreased $24 million, or 1 percent, primarily due to lower restricted sales at Space Systems and lower service volume at Defense Systems due to the training services divestiture, partially offset by higher restricted sales at Aeronautics Systems.
First quarter 2026 service costs decreased $74 million, or 4 percent, reflecting a higher operating margin rate principally driven by higher net EAC adjustments on service programs across each of the sectors.

NORTHROP GRUMMAN CORPORATION
BACKLOG
Backlog consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2026
Aeronautics Systems	$12,996	$11,275	$24,271	$23,052	5%
Defense Systems	7,759	19,970	27,729	27,796	—%
Mission Systems	12,887	4,916	17,803	18,632	(4)%
Space Systems	10,426	15,379	25,805	26,201	(2)%
Total backlog	$44,068	$51,540	$95,608	$95,681	—%
First quarter 2026 net awards totaled $9.8 billion and backlog totaled $95.6 billion. Significant first quarter new awards include $4.9 billion for restricted programs (primarily at Aeronautics Systems, Space Systems, and Mission Systems), $0.5 billion for F-35 (primarily at Aeronautics Systems), $0.5 billion for infrared countermeasures programs, and $0.4 billion for Triton.
LIQUIDITY AND CAPITAL RESOURCES
We are focused on the efficient conversion of operating income into cash to provide for the company’s material cash requirements, including working capital needs, satisfaction of contractual commitments, funding of our pension and OPB plans, investment in our business through capital expenditures, and shareholder returns.
At March 31, 2026, we had $2.1 billion in cash and cash equivalents. We expect cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets, if needed, to be sufficient to provide liquidity to the company in the short-term and long-term. The company has a five-year senior unsecured revolving credit facility in an aggregate principal amount of $3.0 billion, and in April 2026, we renewed our one-year $500 million uncommitted credit facility. At March 31, 2026, there were no borrowings outstanding under these credit facilities; however, as of March 31, 2026, we had $500 million in commercial paper outstanding, which reduced the amount available for borrowing under our unsecured revolving credit facility by that amount.
Cash Flow Measures
In addition to our cash position, we consider various cash flow measures in capital deployment decision-making, including cash provided by operating activities and free cash flow, a non-GAAP measure described in more detail below.
Operating Cash Flow
The table below summarizes key components of cash used in operating activities:

	Three Months Ended March 31		%
$ in millions	2026	2025	Change
Net earnings	$875	$481	82%
Changes in trade working capital(1)	(2,074)	(2,187)	(5)%
Other, net	(457)	141	NM
Net cash used in operating activities	$(1,656)	$(1,565)	(6)%
(1)Beginning in the fourth quarter of 2025, the company redefined trade working capital presented in this table to include accounts receivable, unbilled receivables, inventoried costs, trade accounts payable and advance payments and billings in excess of costs incurred. Prior period amounts and disclosures have been recast to conform to the current period presentation.
First quarter 2026 net cash used in operating activities was comparable with the same period in 2025. Net cash used in operating activities reflects increases in trade working capital, consistent with the company’s historical timing of operating cash flows, which are generally more heavily weighted towards the second half of the year.
Free Cash Flow
Free cash flow, as reconciled in the table below, is a non-GAAP measure defined as net cash provided by or used in operating activities less capital expenditures, and may not be defined and calculated by other companies in the same

NORTHROP GRUMMAN CORPORATION
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
The table below reconciles net cash used in operating activities to free cash flow:

	Three Months Ended March 31		%
$ in millions	2026	2025	Change
Net cash used in operating activities	$(1,656)	$(1,565)	(6)%
Capital expenditures	(167)	(256)	(35)%
Free cash flow	$(1,823)	$(1,821)	—%
First quarter 2026 free cash flow was comparable with the prior year period and reflects a $91 million increase in net cash used in operating activities and an $89 million reduction in capital expenditures.
Investing Cash Flow
First quarter 2026 net cash used in investing activities decreased $84 million, or 33 percent, as compared with the same period in 2025 principally due to lower capital expenditures.
Financing Cash Flow
First quarter 2026 net cash used in financing activities decreased $362 million, or 43 percent, as compared with the same period in 2025, primarily due to a $412 million decrease in share repurchases.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from those discussed in our 2025 Annual Report on Form 10-K.
ACCOUNTING STANDARDS UPDATES
See Note 1 to our financial statements for further information on accounting standards updates.
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Form 10-Q and the information we are incorporating by reference contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “plan,” “project,” “forecast,” “believe,” “estimate,” “guidance,” “outlook,” “trends,” “goals” and similar expressions generally identify these forward-looking statements. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified and discussed more fully in the section entitled “Risk Factors” in our 2025 Annual Report on Form 10-K and from time to time in our other filings with the SEC. They include:
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

NORTHROP GRUMMAN CORPORATION
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
•investigations, claims, disputes, enforcement actions, litigation (including criminal, civil and administrative) and/or other legal proceedings
•changes in procurement and other laws, SEC, DoW and other rules and regulations, including changes through executive orders, contract terms and practices applicable to our industry, findings by the U.S. government as to our compliance with such requirements, more aggressive enforcement of such requirements and changes in our customers’ business practices and preferences globally
•the improper conduct of employees, agents, subcontractors, suppliers, business partners or joint ventures in which we participate, including the impact on our reputation and our ability to do business
•environmental matters, unforeseen environmental costs and government and third-party claims
•unanticipated changes in our tax provisions or exposure to additional tax liabilities
Business and Operational Risks
•cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners, and changes in related regulations
•the performance and viability of our subcontractors and suppliers and the availability and pricing of raw materials, critical minerals and metals, chemicals, parts and components, particularly with inflationary pressures, increased costs, pricing changes, shortages in labor and financial resources, supply chain disruptions, and extended material lead times
•our ability to attract and retain a qualified and talented workforce with the necessary security clearances to meet our performance obligations
•our exposure to additional risks as a result of our international business, including risks related to global security and strategic alliances, geopolitical and economic factors, misconduct, suppliers, laws and regulations
•our ability to innovate, develop new products and technologies, progress and benefit from digital transformation and maintain technologies to meet the needs of our customers
•natural disasters, epidemics, pandemics and similar outbreaks and other significant disruptions
•products and services we provide related to hazardous and high risk operations, including the production and use of such products, which subject us to various environmental, regulatory, financial, reputational and other risks
•our ability appropriately to protect and exploit intellectual property rights
General and Other Risk Factors
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those discussed in our 2025 Annual Report on Form 10-K.
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chair, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2026, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended March 31, 2026, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NORTHROP GRUMMAN CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in Notes 6 and 7 to the financial statements.
We are a party to various investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in administrative, civil or criminal fines, penalties or other sanctions (which terms include judgments or convictions and consent or other voluntary decrees or agreements); compensatory, treble or other damages; non-monetary relief; or other liabilities. Government regulations provide that certain allegations against a contractor may lead to suspension or debarment from future government contracts or suspension of export privileges for the company or one or more of its components. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. For additional information on pending matters, please see Notes 6 and 7 to the financial statements, and for further information on the risks we face from existing and future investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, please see “Risk Factors” in our 2025 Annual Report on Form 10-K.
Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental proceedings with a governmental entity as a party where the company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more.
Item 1A. Risk Factors
For a discussion of our risk factors please see the section entitled “Risk Factors” in our 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes our repurchases of common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)(2)
January 1, 2026 - January 23, 2026	80,801	$626.37	80,801	$2,484
January 24, 2026 - February 20, 2026	17,981	677.44	17,981	2,472
February 21, 2026 - March 27, 2026	—	—	—	2,472
Total	98,782	$635.67	98,782	$2,472
(1)Excludes commissions paid and other costs of execution, including taxes.
(2)On December 11, 2024, the company’s board of directors authorized a new share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock. Repurchases under the program commenced in September 2025. All repurchases of common stock during the three months ended March 31, 2026 were made pursuant to this program. By its terms, the program will expire when the company has used all authorized funds for repurchases.
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

NORTHROP GRUMMAN CORPORATION
Item 5. Other Information
Consistent with Item 408 of Regulation S-K, the following table reflects Rule 10b5-1 trading arrangements and non-Rule 10b5-1 trading arrangements (as defined in Item 408) entered into by any director or officer (as defined in Rule 16a-1(f) of the Exchange Act) during the quarter ended March 31, 2026.

Name (Title)	Type of Trading Arrangement	Date of Adoption	Expiration Date of Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Kathy J. Warden	Rule 10b5-1 Trading Arrangement	February 13, 2026	January 29, 2027 or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan.	Sale of 25,000 shares of common stock
(Chair, Chief Executive Officer and President)
Michael A. Hardesty	Rule 10b5-1 Trading Arrangement	February 20, 2026	March 12, 2027 or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan.	Sale of 1,036 shares of common stock Sale of shares to be received upon payout of 2024 RSRs and RPSRs(1)
(Corporate Vice President, Controller, and Chief Accounting Officer)
Thomas H. Jones	Rule 10b5-1 Trading Arrangement	February 25, 2026	February 5, 2027 or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan.	Gift of 526 shares Sale of shares received upon payout of 2023 RSRs and RPSRs
(Corporate Vice President and President, Aeronautics Systems Sector)
(1) The aggregate number of shares to be sold will depend, in part, on future company performance.

NORTHROP GRUMMAN CORPORATION
Item 6. Exhibits

*+10.1	2026 Restricted Stock Rights Grant Agreement Specifying Terms and Conditions Applicable to 2026 Restricted Stock Rights Granted under the 2024 Long-Term Incentive Stock Plan

*+10.2	2026 Restricted Performance Stock Rights Grant Agreement Specifying Terms and Conditions Applicable to 2026 Restricted Performance Stock Rights Granted Under the 2024 Long-Term Incentive Stock Plan

*+10.3	2026 Restricted Stock Rights Grant Agreement Specifying Terms and Conditions Applicable to 2026 Restricted Stock Rights Granted to Kathy J. Warden under the 2024 Long-Term Incentive Stock Plan

*+10.4
2026 Restricted Performance Stock Rights Grant Agreement Specifying Terms and Conditions Applicable to 2026 Restricted Performance Stock Rights Granted to Kathy J. Warden under the 2024 Long-Term Incentive Stock Plan

*+10.5	Special 2026 Restricted Stock Rights Grant Agreement Specifying Terms and Conditions Applicable to 2026 Restricted Stock Rights Granted to John T. Greene Under the 2024 Long-Term Incentive Stock Plan

*+10.6	Group Personal Excess Liability Policy, effective as of January 1, 2026

*+10.7	Form of Indemnification Agreement between Northrop Grumman Corporation and its directors and executive officers

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of John T. Greene pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of John T. Greene pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted as inline XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) Other Information. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: April 20, 2026