Form 10-Q
period 2026-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2026-07-21
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
As of July 16, 2026, 142,063,026 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2026	2025	2026	2025
Sales
Product	$8,808	$8,258	$16,766	$15,779
Service	2,068	2,093	3,991	4,040
Total sales	10,876	10,351	20,757	19,819
Operating costs and expenses
Product	7,155	6,526	13,588	12,892
Service	1,600	1,615	3,088	3,137
General and administrative expenses	1,025	1,016	1,996	2,023
Total operating costs and expenses	9,780	9,157	18,672	18,052
Gain on sale of business	—	231	—	231
Operating income	1,096	1,425	2,085	1,998
Other (expense) income
Interest expense	(161)	(173)	(323)	(329)
Non-operating FAS pension benefit	166	137	332	267
Other, net	67	38	104	69
Earnings before income taxes	1,168	1,427	2,198	2,005
Federal and foreign income tax expense	74	253	229	350
Net earnings	$1,094	$1,174	$1,969	$1,655

Basic earnings per share	$7.70	$8.17	$13.86	$11.48
Weighted-average common shares outstanding, in millions	142.1	143.7	142.1	144.2
Diluted earnings per share	$7.68	$8.15	$13.83	$11.45
Weighted-average diluted shares outstanding, in millions	142.4	144.0	142.4	144.5

Net earnings (from above)	$1,094	$1,174	$1,969	$1,655
Other comprehensive (loss) income, net of tax
Change in cumulative translation adjustment	—	7	(2)	9
Change in other, net	(3)	11	(6)	19
Other comprehensive (loss) income, net of tax	(3)	18	(8)	28
Comprehensive income	$1,091	$1,192	$1,961	$1,683
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$2,307	$4,403
Accounts receivable, net	2,311	1,375
Unbilled receivables, net	7,953	6,544
Inventoried costs, net	1,415	1,309
Prepaid expenses and other current assets	1,604	1,656
Total current assets	15,590	15,287
Property, plant and equipment, net of accumulated depreciation of $10,061 for 2026 and $9,648 for 2025	10,297	10,972
Operating lease right-of-use assets	1,901	1,859
Goodwill	17,439	17,437
Deferred tax assets	598	1,051
Pension and other postretirement benefit plan assets	3,447	3,167
Other non-current assets	1,491	1,604
Total assets	$50,763	$51,377

Liabilities
Trade accounts payable	$2,895	$3,240
Accrued employee compensation	1,991	2,309
Advance payments and billings in excess of costs incurred	3,823	4,086
Other current liabilities	4,636	4,247
Total current liabilities	13,345	13,882
Long-term debt, net of current portion of $763 for 2026 and $534 for 2025	14,428	15,162
Pension and other postretirement benefit plan liabilities	1,086	1,110
Operating lease liabilities	1,861	1,857
Other non-current liabilities	2,159	2,692
Total liabilities	32,879	34,703

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2026—142,062,680 and 2025—141,997,194	142	142
Paid-in capital	37	—
Retained earnings	17,839	16,658
Accumulated other comprehensive loss	(134)	(126)
Total shareholders’ equity	17,884	16,674
Total liabilities and shareholders’ equity	$50,763	$51,377
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
$ in millions	2026	2025
Operating activities
Net earnings	$1,969	$1,655
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	739	687
Stock-based compensation	49	40
Deferred income taxes	453	(114)
B-21 loss provision	—	477
Gain on sale of business	—	(231)
Net periodic pension and OPB income	(240)	(169)
Pension and OPB contributions	(63)	(62)
Changes in assets and liabilities:
Accounts receivable, net	(936)	(929)
Unbilled receivables, net	(860)	(1,343)
Inventoried costs, net	(118)	(102)
Prepaid expenses and other assets	141	21
Trade accounts payable	(345)	(2)
Advance payments and billings in excess of costs incurred	(263)	(70)
Other liabilities	(836)	(420)
Income taxes payable, net	(38)	(145)
Other operating activities	(28)	10
Net cash used in operating activities	(376)	(697)

Investing activities
Capital expenditures	(469)	(487)
Proceeds from sale of investment	107	—
Divestiture of training services business	—	333
Other investing activities	(2)	(37)
Net cash used in investing activities	(364)	(191)

Financing activities
Net proceeds from issuance of long-term debt	—	998
Payments of long-term debt	(527)	(1,500)
Net borrowings on commercial paper	—	566
Common stock repurchases	(68)	(891)
Cash dividends paid	(684)	(634)
Payments of employee taxes withheld from share-based awards	(58)	(38)
Other financing activities	(19)	(67)
Net cash used in financing activities	(1,356)	(1,566)
Decrease in cash and cash equivalents	(2,096)	(2,454)
Cash and cash equivalents, beginning of year	4,403	4,353
Cash and cash equivalents, end of period	$2,307	$1,899
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2026	2025	2026	2025
Common stock
Beginning of period	$142	$144	$142	$145
Common stock repurchased	—	(1)	—	(2)
End of period	142	143	142	143
Paid-in capital
Beginning of period	8	—	—	—
Stock compensation	29	—	37	—
End of period	37	—	37	—
Retained earnings
Beginning of period	17,096	14,982	16,658	15,297
Common stock repurchased	—	(391)	(63)	(872)
Net earnings	1,094	1,174	1,969	1,655
Dividends declared	(351)	(332)	(681)	(631)
Stock compensation	—	19	(44)	3
End of period	17,839	15,452	17,839	15,452
Accumulated other comprehensive loss
Beginning of period	(131)	(142)	(126)	(152)
Other comprehensive (loss) income, net of tax	(3)	18	(8)	28
End of period	(134)	(124)	(134)	(124)
Total shareholders’ equity	$17,884	$15,471	$17,884	$15,471
Cash dividends declared per share	$2.47	$2.31	$4.78	$4.37
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
B-21 Program
The company has previously recognized and disclosed cumulative losses of approximately $2.0 billion on the low-rate initial production (LRIP) phase of the B-21 program. As of June 30, 2026, the remaining loss accrual totaled $1.0 billion, which is included in Other current liabilities.
Net EAC Adjustments
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share data	2026	2025	2026	2025
Revenue	$112	$164	$104	$202
Operating income	94	126	14	26
Net earnings(1)	74	100	11	21
Diluted earnings per share(1)	0.52	0.69	0.08	0.15
(1)Based on a 21 percent federal statutory tax rate.
EAC adjustments can have a significant effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. In most cases, EAC adjustments have an equal impact on both revenue and operating income. However, for contracts in a forward loss position, the impact of EAC adjustments on revenue is different than the impact on operating income because changes in forward losses also impact cost of sales.
2026 – The company recorded the following significant EAC adjustments during 2026:
•Graphite Epoxy Motor (GEM) 63XL – During the second quarter of 2026, the company recorded a $91 million unfavorable EAC adjustment on the GEM 63XL program at Space Systems largely related to increases in the projected cost and quantity of material needed to complete the program. During the first quarter of 2026, the company recorded a $71 million unfavorable EAC adjustment on the program associated with the evaluation and implementation of corrective actions for a solid rocket motor anomaly that occurred during a Q1 2026 launch.
•Stand-in Attack Weapon (SiAW) – During the second quarter of 2026, the company recorded a $68 million unfavorable EAC adjustment on the SiAW program at Defense Systems driven by increases in the projected costs to support the design and qualification of system software and hardware architecture for the U.S. Air Force.
•B-21 – During the first quarter of 2026, the company reached an agreement with the U.S. Air Force to expand production capacity and increase the aircraft production rate for the B-21 program at Aeronautics Systems. We made no significant changes to the previously recognized loss on the program; however, impacts from the agreement and higher estimated production costs resulted in a $157 million net unfavorable EAC adjustment on the first four LRIP lots, which was offset by a net reduction in the loss contingency accrual on the remainder of the program.
2025 – The company recorded the following significant EAC adjustments during 2025:
•B-21 – During the first quarter of 2025, the company recorded a $226 million unfavorable EAC adjustment on the first and second LRIP lots of the B-21 program at Aeronautics Systems.
•Sentinel – During the second quarter of 2025, the company recorded a $76 million favorable EAC adjustment on the engineering and manufacturing development (EMD) phase of the Sentinel program at Defense Systems.
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

NORTHROP GRUMMAN CORPORATION
Company backlog as of June 30, 2026 was $104.7 billion. Of our June 30, 2026 backlog, we expect to recognize approximately 35 percent as revenue over the next 12 months and 55 percent as revenue over the next 24 months, with the remainder to be recognized thereafter.
Contract Assets and Liabilities
For each of the company’s contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Contract assets are equivalent to and reflected as Unbilled receivables in the unaudited condensed consolidated statements of financial position and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Contract liabilities are equivalent to and reflected as Advance payments and billings in excess of costs incurred in the unaudited condensed consolidated statements of financial position. The amount of revenue recognized for the three and six months ended June 30, 2026 that was included in the December 31, 2025 contract liability balance was $784 million and $2.6 billion, respectively. The amount of revenue recognized for the three and six months ended June 30, 2025 that was included in the December 31, 2024 contract liability balance was $780 million and $2.7 billion, respectively.
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
Non-cash investing activities for the six months ended June 30, 2026 and 2025 include capital expenditures incurred but not yet paid of $102 million and $134 million, respectively.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows:

$ in millions	June 30, 2026	December 31, 2025
Cumulative translation adjustment	$(133)	$(131)
Other, net	(1)	5
Total accumulated other comprehensive loss	$(134)	$(126)
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
On November 4, 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03 Disaggregation of Income Statement Expenses (Subtopic 220-40). ASU 2024-03 requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 will be effective for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028 and will be applied on a prospective basis with the option to apply the standard retrospectively. We are evaluating the disclosure impact of ASU 2024-03; however, the standard will not have an impact on the company’s consolidated financial position, results of operations or cash flows.
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

NORTHROP GRUMMAN CORPORATION
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
Other accounting standards updates adopted and/or issued, but not effective until after June 30, 2026, are not expected to have a material effect on the company’s consolidated financial position, results of operations and/or cash flows.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.3 million shares for each of the three and six months ended June 30, 2026. The dilutive effect of these securities totaled 0.3 million shares for each of the three and six months ended June 30, 2025.
Share Repurchases
We had no repurchases of common stock during the three months ended June 30, 2026.
On December 11, 2024, the company’s board of directors authorized a share repurchase program of up to $3.0 billion in share repurchases of the company’s common stock. Repurchases under the program commenced in September 2025 and $2.5 billion of the share repurchase authorization remained as of June 30, 2026.
Share repurchases take place from time to time, subject to market and regulatory conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
Dividends on Common Stock
In May 2026, the company increased the quarterly common stock dividend 7 percent to $2.47 per share from the previous amount of $2.31 per share.
3.    INVENTORIED COSTS, NET
Inventoried costs, net consisted of the following:

$ in millions	June 30, 2026	December 31, 2025
Raw materials	$309	$306
Work in process	1,037	945
Finished goods	69	58
Inventoried costs, net	$1,415	$1,309

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

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2026	2025	2026	2025
Federal and foreign income tax expense	$74	$253	$229	$350
Effective income tax rate	6.3%	17.7%	10.4%	17.5%
Current Quarter
Second quarter 2026 income tax expense decreased $179 million, or 71 percent, due to a lower effective tax rate (ETR) and $259 million of lower earnings before income taxes. The second quarter 2026 ETR decreased to 6.3 percent from 17.7 percent principally due to the remeasurement of uncertain tax positions (UTPs) given recent developments with the IRS towards resolving our previously filed federal income tax returns and refund claims. The second quarter 2026 ETR includes benefits of $176 million for research credits, inclusive of the UTP remeasurement of $115 million, and $10 million for foreign-derived deduction-eligible income (FDDEI). The second quarter 2025 ETR included benefits of $68 million for research credits and $12 million for foreign derived intangible income (FDII), partially offset by $18 million of interest expense on unrecognized tax benefits and $17 million of tax expense related to nondeductible goodwill in the divested business.
Year to Date
Year to date 2026 income tax expense decreased $121 million, or 35 percent, due to a lower ETR, partially offset by $193 million of higher earnings before income taxes. The year to date 2026 ETR decreased to 10.4 percent from 17.5 percent primarily due to the remeasurement of UTPs described above, as well as higher research credits, including a $19 million benefit related to the CAMT guidance discussed above. The year to date 2026 ETR includes benefits of $244 million for research credits, inclusive of the UTP remeasurement, and $19 million for FDDEI, partially offset by $25 million of interest expense on unrecognized tax benefits. The year to date 2025 ETR included benefits of $103 million for research credits and $18 million for FDII, partially offset by $34 million of interest expense on unrecognized tax benefits and $17 million of tax expense related to nondeductible goodwill in the divested business.
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
Current unrecognized tax benefits, which are included in Other current liabilities, were $831 million and $436 million as of June 30, 2026 and December 31, 2025, respectively. Non-current unrecognized tax benefits, which are included in Other non-current liabilities, were $1.2 billion and $1.6 billion as of June 30, 2026 and December 31, 2025, respectively.
Taxes receivable, which are included in Prepaid expenses and other current assets in the unaudited condensed consolidated statements of financial position, were $962 million as of June 30, 2026 and $924 million as of December 31, 2025.
5.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The company holds a portfolio of marketable securities including investments to partially fund non-qualified employee benefit plans as well as investments in companies that are advancing or developing technologies applicable to our business. A portion of these securities are held in common/collective trust funds and are measured

NORTHROP GRUMMAN CORPORATION
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
The following table presents the financial assets and liabilities the company records at fair value identified by the level of inputs used to determine fair value:

	June 30, 2026				December 31, 2025
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Marketable securities	$402	$—	$22	$424	$454	$—	$24	$478
Marketable securities valued using NAV				4				5
Total marketable securities	402	—	22	428	454	—	24	483
Derivatives	—	1	—	1	—	2	—	2
During the second quarter of 2026, the company sold its investment in a public company for $107 million and recognized a related gain of $35 million. There were no transfers of financial instruments into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2026.
Unrealized gains and losses from marketable securities, which are reflected in Other, net on the unaudited condensed consolidated statement of earnings and comprehensive income, were not material for the three and six months ended June 30, 2026 and 2025.
The notional value of the company’s foreign currency forward contracts at June 30, 2026 and December 31, 2025 was $280 million and $308 million, respectively. The portion of notional value designated as a cash flow hedge at June 30, 2026 and December 31, 2025 was $129 million and $167 million, respectively.
The derivative fair values and related unrealized gains/losses at June 30, 2026 and December 31, 2025 were not material.
The carrying value of cash and cash equivalents approximates fair value.
Long-term Debt
The estimated fair value of the company’s long-term debt was $14.4 billion and $15.1 billion as of June 30, 2026 and December 31, 2025, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
Issuance of Senior Notes
During the six months ended June 30, 2026, the company issued no unsecured senior notes.
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

NORTHROP GRUMMAN CORPORATION
6.    INVESTIGATIONS, CLAIMS AND LITIGATION
For over 25 years, the company has worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation, the New York State Department of Health and other federal, state and local governmental authorities, to address environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. We have incurred, and expect to continue to incur, as included in Note 7, substantial remediation costs related to these Bethpage environmental conditions, including potential costs relating to unanticipated developments such as new discoveries of potential contaminants. It is also possible that applicable remediation standards and other requirements to which we are subject may continue to change, and that our costs may increase materially. In 2022, we resolved several disputes and regulatory proceedings concerning the scope and allocation of remediation responsibilities and costs related to this site and we continue remediation consistent with agreements through which those disputes were resolved. The company continues to be involved in other remediation-related disputes, none of which are material individually or in the aggregate. We are also a party to various individual lawsuits and a putative class action in the Eastern District of New York alleging personal injury and property damage related to the legacy Bethpage environmental conditions (the “Bethpage EDNY cases”). The court had previously stayed the filed individual lawsuits and, at an April 24 hearing, denied plaintiffs’ motion to lift that stay as to a subset of plaintiffs. The parties have submitted supplemental briefing on pending class certification and expert motions in the putative class action. The parties remain engaged in a mediation. We are also a party, and may become a party, to other lawsuits brought by or against insurance carriers, and by other individual plaintiffs and/or putative classes, as well as other parties. We cannot at this time predict or reasonably estimate the potential outcomes or ranges of possible liability of the Bethpage EDNY cases.
The company received from the U.S. Department of Justice (DOJ) a criminal subpoena on December 9, 2022, and a civil investigative demand (CID) on February 2, 2023, both seeking information regarding financial and cost accounting and controls focused on the interest rate assumptions the company used to determine our U.S. Government Cost Accounting Standards (CAS) pension expense, which are the subject of the DCMA inquiry we discuss in Note 7 below. On May 20, 2026, DOJ confirmed that, based on the information it has learned to date, the Criminal Division has closed its inquiry into this matter. The company continues to engage with the government in relation to the CID and the DCMA inquiry. We cannot at this point predict the outcome of these remaining matters.
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2026, or its annual results of operations and/or cash flows.
7.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately accrued for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of June 30, 2026, or its annual results of operations and/or cash flows.
In 2019, the Defense Contract Management Agency (DCMA) raised questions about an interest rate assumption used by the company to determine our CAS pension expense. On June 1, 2020, DCMA provided written notice that the assumptions the company used during the period 2013-2019 were potentially noncompliant with CAS. We submitted a formal response on July 31, 2020, which we believed demonstrates the appropriateness of the assumptions used. On November 24, 2020, DCMA replied to the company’s response, disagreeing with our position and requesting additional input, which we provided on February 22, 2021. We subsequently continued to exchange correspondence and engage with DCMA on this matter, including responding to requests for and providing additional information. On February 15, 2024, DCMA sent to the company a Contracting Officer’s determination of noncompliance with CAS, which is an interim, non-final determination, and the parties engaged in discussions. In

NORTHROP GRUMMAN CORPORATION
addition, as noted in Note 6 above, the company received from the DOJ a criminal subpoena on December 9, 2022 and a CID on February 2, 2023, both seeking information related to the interest rate assumptions at issue in our discussions with DCMA. On May 20, 2026, DOJ confirmed that, based on the information it has learned to date, the Criminal Division has closed its inquiry into this matter. The company continues to engage with the government in relation to the CID and the DCMA inquiry. We cannot at this point predict the outcome of these remaining matters. The sensitivity to changes in interest rate assumptions makes it reasonably possible the outcome of these matters could have a material adverse effect on our financial position, results of operations and/or cash flows, although we are not currently able to estimate a range of any potential loss.
Environmental Matters
The table below summarizes the amount of accrued and deferred costs associated with the company’s environmental remediation liabilities as of June 30, 2026 and December 31, 2025:

$ in millions	June 30, 2026	December 31, 2025
Accrued costs(1)	$552	$547
Deferred costs(2)	508	502
(1) As of June 30, 2026, $215 million is recorded in Other current liabilities and $337 million is recorded in Other non-current liabilities in the unaudited condensed consolidated statements of financial position. Estimated remediation costs are not discounted to present value.
(2) The company defers the portion of environmental remediation costs we expect to be recoverable through overhead charges on U.S. government contracts. As of June 30, 2026, $200 million is deferred in Prepaid expenses and other current assets and $308 million is deferred in Other non-current assets in the unaudited condensed consolidated statements of financial position. These amounts are routinely evaluated for recoverability.
Reasonably possible future costs in excess of accrued costs were $402 million and $380 million as of June 30, 2026 and December 31, 2025, respectively. We currently expect any such future costs would be recoverable through overhead charges on our U.S. government contracts in a similar proportion as the amounts deferred in the table above.
Although we cannot predict whether (i) new information gained as our environmental remediation projects progress, (ii) changes in remediation standards or other requirements to which we are subject, or (iii) other changes in facts and circumstances will materially affect the estimated liability accrued, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2026, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At June 30, 2026, there were $611 million of stand-by letters of credit and guarantees and $271 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $3.0 billion. At June 30, 2026, there were no commercial paper borrowings outstanding.
Credit Facilities
The company maintains a five-year senior unsecured revolving credit facility in an aggregate principal amount of $3.0 billion (the “2025 Credit Agreement”) that matures in September 2030 and is intended to support the company's commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for borrowing under the 2025 Credit Agreement. At June 30, 2026, there were no borrowings outstanding under this facility.
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
At June 30, 2026, the company was in compliance with all covenants under its credit agreements.

NORTHROP GRUMMAN CORPORATION
8.    RETIREMENT BENEFITS
The cost to the company of its pension and other postretirement benefit (OPB) plans is shown in the following table:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		OPB		Pension Benefits		OPB
$ in millions	2026	2025	2026	2025	2026	2025	2026	2025
Components of net periodic benefit cost (benefit)
Service cost	$53	$54	$1	$1	$106	$108	$2	$2
Interest cost	399	402	14	15	798	805	29	31
Expected return on plan assets	(565)	(539)	(22)	(21)	(1,130)	(1,079)	(44)	(42)
Amortization of prior service credit	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	—	—	7	—	—
Net periodic benefit cost (benefit)	$(113)	$(83)	$(7)	$(5)	$(226)	$(159)	$(14)	$(10)
Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2026	2025	2026	2025
Defined benefit pension plans	$20	$24	$42	$42
OPB plans	10	10	21	20
Defined contribution plans	158	155	387	384
9.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company’s long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Six Months Ended June 30
in millions	2026	2025
RSRs granted	0.1	0.1
RPSRs granted	0.1	0.1
Grant date aggregate fair value	$142	$104
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
CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based on the achievement of certain performance metrics over a three-year period. During the six months ended June 30, 2026, there were no CUs granted to employees.
10.    SEGMENT INFORMATION
The company is aligned in four operating sectors, which also comprise our reportable segments: Aeronautics Systems, Defense Systems, Mission Systems and Space Systems. We generally organize our segments based on the nature of products and services offered.

NORTHROP GRUMMAN CORPORATION
The following table presents sales, operating costs and expenses, and operating income by segment:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2026	2025	2026	2025
Aeronautics Systems
Sales	$3,519	$3,114	$6,802	$5,928
Operating costs and expenses:
Product	2,423	2,109	4,717	4,467
Service	697	649	1,350	1,250
Intersegment	37	35	68	73
Aeronautics Systems operating income	362	321	667	138
Defense Systems
Sales	2,093	1,991	3,992	3,796
Operating costs and expenses:
Product	1,576	1,372	2,951	2,634
Service	312	319	606	643
Intersegment	49	47	95	87
Defense Systems operating income	156	253	340	432
Mission Systems
Sales	3,250	3,157	6,111	5,964
Operating costs and expenses:
Product	1,900	1,945	3,582	3,675
Service	453	483	872	917
Intersegment	396	288	723	570
Mission Systems operating income	501	441	934	802
Space Systems
Sales	2,753	2,646	5,233	5,214
Operating costs and expenses:
Product	2,050	1,893	3,861	3,722
Service	307	362	588	724
Intersegment	160	111	313	205
Space Systems operating income	236	280	471	563
Intersegment profit eliminations	(97)	(76)	(182)	(148)
Total segment operating income	1,158	1,219	2,230	1,787
FAS/CAS operating adjustment	7	63	14	126
Unallocated corporate (expense) income	(69)	143	(159)	85
Total operating income	1,096	1,425	2,085	1,998
Other (expense) income
Interest expense	(161)	(173)	(323)	(329)
Non-operating FAS pension benefit	166	137	332	267
Other, net	67	38	104	69
Earnings before income taxes	$1,168	$1,427	$2,198	$2,005

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

NORTHROP GRUMMAN CORPORATION
Disaggregation of Revenue

Sales by Customer Type	Three Months Ended June 30				Six Months Ended June 30
	2026		2025		2026		2025
$ in millions	$	%(3)	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$2,809	81%	$2,526	82%	$5,503	82%	$4,816	82%
International(2)	652	19%	544	18%	1,192	18%	1,022	18%
Other customers	17	—%	6	—%	32	—%	11	—%
Intersegment sales	41		38		75		79
Aeronautics Systems sales	3,519		3,114		6,802		5,928
Defense Systems
U.S. government(1)	1,738	85%	1,611	83%	3,329	86%	3,062	83%
International(2)	279	14%	305	16%	514	13%	594	16%
Other customers	21	1%	22	1%	42	1%	42	1%
Intersegment sales	55		53		107		98
Defense Systems sales	2,093		1,991		3,992		3,796
Mission Systems
U.S. government(1)	2,180	78%	2,282	81%	4,159	79%	4,255	80%
International(2)	563	20%	505	18%	1,027	20%	980	19%
Other customers	43	2%	29	1%	76	1%	53	1%
Intersegment sales	464		341		849		676
Mission Systems sales	3,250		3,157		6,111		5,964
Space Systems
U.S. government(1)	2,500	97%	2,349	93%	4,700	96%	4,658	93%
International(2)	49	2%	47	2%	91	2%	91	2%
Other customers	25	1%	125	5%	92	2%	235	5%
Intersegment sales	179		125		350		230
Space Systems sales	2,753		2,646		5,233		5,214
Total
U.S. government(1)	9,227	85%	8,768	85%	17,691	85%	16,791	85%
International(2)	1,543	14%	1,401	13%	2,824	14%	2,687	13%
Other customers	106	1%	182	2%	242	1%	341	2%
Total Sales	$10,876		$10,351		$20,757		$19,819
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
(3) Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended June 30				Six Months Ended June 30
	2026		2025		2026		2025
$ in millions	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$1,607	46%	$1,461	47%	$2,966	44%	$2,800	48%
Fixed-price	1,871	54%	1,615	53%	3,761	56%	3,049	52%
Intersegment sales	41		38		75		79
Aeronautics Systems sales	3,519		3,114		6,802		5,928
Defense Systems
Cost-type	1,161	57%	1,084	56%	2,227	57%	2,049	55%
Fixed-price	877	43%	854	44%	1,658	43%	1,649	45%
Intersegment sales	55		53		107		98
Defense Systems sales	2,093		1,991		3,992		3,796
Mission Systems
Cost-type	1,075	39%	1,406	50%	2,256	43%	2,569	49%
Fixed-price	1,711	61%	1,410	50%	3,006	57%	2,719	51%
Intersegment sales	464		341		849		676
Mission Systems sales	3,250		3,157		6,111		5,964
Space Systems
Cost-type	1,394	54%	1,562	62%	2,724	56%	3,102	62%
Fixed-price	1,180	46%	959	38%	2,159	44%	1,882	38%
Intersegment sales	179		125		350		230
Space Systems sales	2,753		2,646		5,233		5,214
Total
Cost-type	5,237	48%	5,513	53%	10,173	49%	10,520	53%
Fixed-price	5,639	52%	4,838	47%	10,584	51%	9,299	47%
Total Sales	$10,876		$10,351		$20,757		$19,819
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region(1)	Three Months Ended June 30				Six Months Ended June 30
	2026		2025		2026		2025
$ in millions	$	%(3)	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
United States	$2,826	81%	$2,532	82%	$5,535	82%	$4,827	82%
Asia/Pacific	263	7%	226	8%	492	7%	426	8%
Europe	369	11%	301	10%	658	10%	570	10%
Other geographic regions	20	1%	17	—%	42	1%	26	—%
Intersegment sales	41		38		75		79
Aeronautics Systems sales	3,519		3,114		6,802		5,928
Defense Systems
United States	1,759	86%	1,633	84%	3,371	87%	3,104	84%
Asia/Pacific	110	6%	79	4%	191	5%	160	4%
Europe	129	6%	168	9%	254	6%	338	9%
Other geographic regions	40	2%	58	3%	69	2%	96	3%
Intersegment sales	55		53		107		98
Defense Systems sales	2,093		1,991		3,992		3,796
Mission Systems
United States	2,223	80%	2,311	82%	4,235	80%	4,308	81%
Asia/Pacific	148	5%	132	5%	262	5%	260	5%
Europe	302	11%	263	9%	554	11%	502	10%
Other geographic regions	113	4%	110	4%	211	4%	218	4%
Intersegment sales	464		341		849		676
Mission Systems sales	3,250		3,157		6,111		5,964
Space Systems
United States	2,525	98%	2,474	98%	4,792	98%	4,893	98%
Asia/Pacific	15	1%	15	1%	33	1%	23	—%
Europe	28	1%	20	1%	48	1%	46	2%
Other geographic regions	6	—%	12	—%	10	—%	22	—%
Intersegment sales	179		125		350		230
Space Systems sales	2,753		2,646		5,233		5,214
Total
United States	9,333	86%	8,950	87%	17,933	86%	17,132	87%
Asia/Pacific	536	5%	452	4%	978	5%	869	4%
Europe	828	7%	752	7%	1,514	7%	1,456	7%
Other geographic regions(2)	179	2%	197	2%	332	2%	362	2%
Total Sales	$10,876		$10,351		$20,757		$19,819
(1)Sales are attributed to countries based on the ultimate customer’s location to the extent that information is available to us or can be reasonably estimated. No country other than the United States represents greater than 10 percent of total company sales.
(2)Other geographic regions are principally comprised of the Middle East.
(3)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION
Capital Expenditures and Depreciation and Amortization
The following table presents capital expenditures and depreciation and amortization for each of our reportable segments and for Corporate:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2026	2025	2026	2025
Capital Expenditures
Aeronautics Systems	$35	$69	$69	$148
Defense Systems	28	11	44	23
Mission Systems	42	47	87	86
Space Systems	84	71	127	181
Corporate(1)	113	33	142	49
Total capital expenditures	$302	$231	$469	$487
Depreciation and Amortization
Aeronautics Systems	$86	$92	$177	$181
Defense Systems	44	42	88	85
Mission Systems	70	68	139	135
Space Systems	99	84	195	163
Corporate(1)	68	64	140	123
Total depreciation and amortization	$367	$350	$739	$687
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
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of June 30, 2026, and the related condensed consolidated statements of earnings and comprehensive income and changes in shareholders’ equity for the three-month and six-month periods ended June 30, 2026 and 2025, and of cash flows for the six-month periods ended June 30, 2026 and 2025 and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
July 20, 2026

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
Global Economic Environment
Over the past several years, the global economic environment has experienced challenges, including inflationary pressures; widespread delays and disruptions in supply chains; constraints on the availability of critical materials, including rare earth minerals and metals; business slowdowns or shutdowns; workforce challenges and labor shortfalls; and market volatility. These macroeconomic factors have contributed, and could continue to contribute, to increased costs, delays, disruptions and other performance challenges, as well as increased competing demands for

NORTHROP GRUMMAN CORPORATION
limited resources to address such increased costs and other challenges, for our company, suppliers and partners, and customers.
In addition, if interest rates increase or otherwise fluctuate, it could impact government spending priorities (in the U.S. and allied countries, in particular), including the demand for defense products. Economic tensions and changes in international trade policies, including, for example, widespread tariffs announced since last year by the U.S. on its major trading partners, higher tariffs on imported goods and materials and actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), could also further impact the global market for defense products, services and solutions. In addition, following the first quarter 2026 U.S. Supreme Court decision that invalidated tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”), the U.S. announced tariffs under different statutory authorities, including a 10% global tariff. The full impact of these governmental actions on macroeconomic conditions and on our business is uncertain, difficult to predict and depends on a number of factors, including the extent and duration of tariffs, the availability of exemptions, changes in the amount and scope of tariffs, any reversal or temporary suspension of announced tariffs, the availability of refunds for tariffs paid under IEEPA, the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies, and possible resulting general inflationary pressures in the global economy. We are continuing to monitor the impact on our business, suppliers and customers, but do not believe that the tariffs, including the IEEPA tariffs, have had or will have a material adverse effect on our business.
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
On July 4, 2025, the FY 2025 reconciliation bill titled the One Big Beautiful Bill Act (the “OBBBA”) was enacted. The OBBBA allocated approximately $150 billion in mandatory defense funding, including funding for air and missile defense, munitions, strategic deterrence, shipbuilding and supply chains and other military capabilities. The appropriated funds will remain available to be obligated until September 30, 2029 and expended through FY 2034. Funding from the OBBBA has allowed for increased investments by the DoW in defense modernization projects, homeland missile defense capabilities, and increased production capacity across a number of key programs. See Note 4 to the financial statements for additional information on key income tax provisions of the OBBBA.
On February 3, 2026, annual appropriations to fund a vast majority of the federal government for FY 2026, including approximately $859 billion for defense, were enacted. Appropriations to partially fund the Department of Homeland Security were enacted on April 30, 2026, with the remaining appropriations enacted on June 10, 2026. On April 3, 2026, the Trump Administration (the “Administration”) released its FY 2027 budget request. The request includes $1.45 trillion for defense, with $1.1 trillion in the base budget (discretionary funding) and $350 billion in reconciliation (mandatory) funding. The total defense budget request reflects an increase of 44% ($441 billion) above the FY 2026 enacted levels (including $153 billion in FY 2026 reconciliation funding). Congress is evaluating the Administration’s budget request as it drafts authorization and appropriations legislation for FY 2027. Additionally, the Administration recently transmitted an $88 billion supplemental funding request for FY 2026, of which $67 billion is intended to address the operational costs associated with the Iran conflict and other defense priorities. There is uncertainty as to when Congress will act on the reconciliation funding and supplemental request.
The Administration has issued numerous executive orders, including orders to undertake a comprehensive overhaul of the Federal Acquisition Regulation, to reform the DoW defense acquisition process and, more recently, to promote the use of fixed price contracts where appropriate and to address underperformance and insufficient prioritization of government contracts, insufficient investment in production and production speed and incentive compensation metrics applicable to defense contractors. See “Risk factors” for further discussion regarding risks associated with executive orders and regulatory changes. Some of the Administration’s executive orders are subject to ongoing court challenges. Implementation of certain of these executive orders could adversely affect our business or create a more challenging or costly regulatory, operating and economic environment.

NORTHROP GRUMMAN CORPORATION
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
B-21 Program
In 2015, the U.S. Air Force awarded Northrop Grumman the B-21 contract, which includes a base contract for EMD and five low-rate initial production (LRIP) options for a baseline total of 21 aircraft. The EMD phase of the program is largely cost type and began at contract award. The LRIP options are largely fixed price and are expected to continue to be awarded and executed through approximately the end of the decade. We have previously recognized and disclosed cumulative losses of approximately $2.0 billion on the LRIP phase of the program. Northrop Grumman and the U.S. Air Force have also established not to exceed (NTE) pricing for two additional lots. Final terms, quantity, and pricing for the NTE lots are not fully negotiated; however, the average value for these NTE lots is above the average unit price of the five LRIP lots, and the NTE lots include an economic price adjustment clause to help protect against certain inflationary pressures.
During the first quarter of 2026, we reached an agreement with the U.S. Air Force to expand production capacity for the B-21 program and increase the aircraft production rate. We continue to expect to invest approximately $2.5 billion over a multi-year period to expand production capacity; in return, we have the opportunity to earn improved returns on the LRIP and NTE phases of the program.
During the second quarter of 2026, we again reviewed our estimated profitability on the LRIP phase of the program and made no significant changes to the previously recognized loss. As we finalized certain details associated with the first quarter 2026 agreement with the U.S. Air Force described above, certain costs shifted between LRIP lots resulting in favorable EAC adjustments on the first four LRIP lots and an increase in the loss contingency accrual on the remainder of the program. The company’s second quarter 2026 results reflect our current best estimate of cost to complete the LRIP and NTE aircraft, as well as the outcome of ongoing discussions with our suppliers. If our estimated cost to complete the aircraft changes, or if our assumptions regarding contract performance, quantities, or supplier negotiations are resolved more or less favorably than what we have estimated, our financial position, results of operations and/or cash flows could be materially affected.
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
During the second quarter of 2026, we continued to make progress on joint activities with the U.S. Air Force. These efforts, which included requirements and design maturation, risk reduction activities, and evaluation of options to accelerate fielding of initial capability, have resulted in further definition and authorization of elements of the program execution plan, resulting in a $7.6 billion increase in program backlog. We also reviewed our estimated profitability on the program and recognized a favorable earnings adjustment related to our recent achievement of certain contract incentives. If our estimated cost to complete the restructured EMD effort or our achievement of future contract incentives is more or less favorable than what we have estimated, our financial position, results of operations and/or cash flows could be materially affected.

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
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions, except per share amounts	2026	2025	Change	2026	2025	Change
Sales	$10,876	$10,351	5%	$20,757	$19,819	5%
Operating costs and expenses	9,780	9,157	7%	18,672	18,052	3%
Operating costs and expenses as a % of sales	89.9%	88.5%		90.0%	91.1%
Gain on sale of business	—	231	NM	—	231	NM
Operating income	1,096	1,425	(23)%	2,085	1,998	4%
Operating margin rate	10.1%	13.8%		10.0%	10.1%
Federal and foreign income tax expense	74	253	(71)%	229	350	(35)%
Effective income tax rate	6.3%	17.7%		10.4%	17.5%
Net earnings	1,094	1,174	(7)%	1,969	1,655	19%
Diluted earnings per share	$7.68	$8.15	(6)%	$13.83	$11.45	21%
Sales
Current Quarter
Second quarter 2026 sales increased $525 million, or 5 percent, driven by higher sales at all four sectors, including a 13 percent increase at Aeronautics Systems.
Year to Date
Year to date 2026 sales increased $938 million, or 5 percent, primarily due to higher sales of $874 million at Aeronautics Systems, $196 million at Defense Systems and $147 million at Mission Systems. These increases were partially offset by $298 million of higher intercompany eliminations.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 10 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.

NORTHROP GRUMMAN CORPORATION
Operating Income and Margin Rate
Current Quarter
Second quarter 2026 operating income decreased $329 million, or 23 percent, primarily driven by the prior year $231 million gain on the training services divestiture, as well as $61 million of lower segment operating income and a $56 million decrease in the FAS/CAS operating adjustment. Operating margin rate declined to 10.1 percent from 13.8 percent reflecting the items above.
Second quarter 2026 G&A costs as a percentage of sales decreased to 9.4 percent from 9.8 percent in the prior year period primarily due to higher sales.
Year to Date
Year to date 2026 operating income increased $87 million, or 4 percent, primarily due to $443 million of higher segment operating income largely driven by the prior year B-21 loss provision at Aeronautics Systems, partially offset by the prior year $231 million gain on the training services divestiture and a $112 million decrease in the FAS/CAS operating adjustment. Operating margin rate of 10.0 percent was comparable with the prior year.
Year to date 2026 G&A costs as a percentage of sales decreased to 9.6 percent from 10.2 percent in the prior year period primarily due to higher sales.
See “Segment Operating Results” below for further information by segment. For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
Current Quarter
Second quarter 2026 income tax expense decreased $179 million, or 71 percent, due to a lower ETR and $259 million of lower earnings before income taxes. The second quarter 2026 ETR decreased to 6.3 percent from 17.7 percent principally due to the remeasurement of UTPs given recent developments with the IRS towards resolving our previously filed federal income tax returns and refund claims.
Year to Date
Year to date 2026 income tax expense decreased $121 million, or 35 percent, due to a lower ETR, partially offset by $193 million of higher earnings before income taxes. The year to date 2026 ETR decreased to 10.4 percent from 17.5 percent primarily due to the remeasurement of UTPs described above, as well as higher research credits, including a benefit related to CAMT guidance recently issued by the IRS.
See Note 4 to the financial statements for additional information.
Net Earnings
Current Quarter
Second quarter 2026 net earnings decreased $80 million, or 7 percent, primarily due to the $329 million decrease in operating income described above, partially offset by a $179 million decrease in income tax expense, a $29 million increase in the non-operating FAS pension benefit and a $29 million increase in Other, net largely driven by favorable returns associated with an investment sold during the quarter.
Year to Date
Year to date 2026 net earnings increased $314 million, or 19 percent, primarily due to a $121 million decrease in income tax expense, an $87 million increase in operating income, a $65 million increase in the non-operating FAS pension benefit and a $35 million increase in Other, net largely driven by favorable returns associated with an investment sold during the second quarter.
Diluted Earnings Per Share
Current Quarter
Second quarter 2026 diluted earnings per share decreased $0.47, or 6 percent, reflecting a 7 percent decrease in net earnings and a 1 percent reduction in weighted-average diluted shares outstanding.
Year to Date
Year to date 2026 diluted earnings per share increased $2.38, or 21 percent, reflecting a 19 percent increase in net earnings and a 1 percent reduction in weighted-average diluted shares outstanding.

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
Organic Sales
In the operating results discussion below, we present the performance of our Defense Systems sector using organic sales, a financial measure that is not calculated in accordance with GAAP. Organic sales is defined as total sales excluding sales attributable to the company's former training services business. This measure may be useful to investors and other users of our financial statements as a supplemental measure in evaluating the company’s underlying sales growth as well as in understanding our ongoing business and future sales trends by presenting the company’s sales adjusted for the impact of the divestiture. We reconcile this non-GAAP financial measure to its most directly comparable GAAP financial measure below. This non-GAAP measure may not be defined and calculated by other companies in the same manner and should not be considered in isolation or as an alternative to operating results presented in accordance with GAAP.
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

	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2026	2025	Change	2026	2025	Change
Operating income	$1,096	$1,425	(23)%	$2,085	$1,998	4%
Operating margin rate	10.1%	13.8%		10.0%	10.1%
Reconciliation to segment operating income:
CAS pension expense	(60)	(117)	(49)%	(120)	(234)	(49)%
FAS pension service expense	53	54	(2)%	106	108	(2)%
FAS/CAS operating adjustment	(7)	(63)	(89)%	(14)	(126)	(89)%
Gain on sale of business	—	(231)	NM	—	(231)	NM
Training services divestiture – unallowable state taxes and transaction costs	—	19	NM	—	20	NM
Intangible asset amortization and PP&E step-up depreciation	17	21	(19)%	38	42	(10)%
Other unallocated corporate expense	52	48	8%	121	84	44%
Unallocated corporate expense (income)	69	(143)	NM	159	(85)	NM
Segment operating income	$1,158	$1,219	(5)%	$2,230	$1,787	25%
Segment operating margin rate	10.6%	11.8%		10.7%	9.0%

NORTHROP GRUMMAN CORPORATION
Current Quarter
Second quarter 2026 segment operating income decreased $61 million, or 5 percent, primarily due to $97 million of lower operating income at Defense Systems and $44 million of lower operating income at Space Systems, partially offset by $60 million of higher operating income at Mission Systems and $41 million of higher operating income at Aeronautics Systems. Segment operating margin rate decreased to 10.6 percent from 11.8 percent primarily due to a lower operating margin rate at Defense Systems and Space Systems, partially offset by a higher operating margin rate at Mission Systems.
Year to Date
Year to date 2026 segment operating income increased $443 million, or 25 percent, primarily due to $529 million of higher operating income at Aeronautics Systems and $132 million of higher operating income at Mission Systems, partially offset by $92 million of lower operating income at both Defense Systems and Space Systems. Segment operating margin rate increased to 10.7 percent from 9.0 percent primarily due to a higher operating margin rate at Aeronautics Systems and Mission Systems, partially offset by a lower operating margin rate at Defense Systems and Space Systems.
FAS/CAS Operating Adjustment
The second quarter 2026 and year to date 2026 FAS/CAS operating adjustment reflects lower CAS pension expense largely driven by favorable plan asset returns in prior years.
Unallocated Corporate Expense (Income)
Current Quarter
The change in second quarter 2026 unallocated corporate expense (income) is primarily driven by the prior year $231 million gain on the training services divestiture and $19 million of unallowable state taxes and transaction costs associated with the divestiture.
Year to Date
The change in year to date 2026 unallocated corporate expense (income) is primarily due to the prior year $231 million gain on the training services divestiture and $20 million of unallowable state taxes and transaction costs associated with the divestiture.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on segment operating income and margin rate.
The aggregate favorable and unfavorable EAC adjustments are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2026	2025	2026	2025
Favorable EAC adjustments	$565	$404	$1,225	$728
Unfavorable EAC adjustments	(471)	(278)	(1,211)	(702)
Net EAC adjustments	$94	$126	$14	$26
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2026	2025	2026	2025
Aeronautics Systems	$157	$30	$50	$(159)
Defense Systems	(40)	83	(25)	106
Mission Systems	69	5	120	42
Space Systems	(91)	13	(129)	42
Eliminations	(1)	(5)	(2)	(5)
Net EAC adjustments	$94	$126	$14	$26

NORTHROP GRUMMAN CORPORATION

AERONAUTICS SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2026	2025	Change	2026	2025	Change
Sales	$3,519	$3,114	13%	$6,802	$5,928	15%
Operating income	362	321	13%	667	138	383%
Operating margin rate	10.3%	10.3%		9.8%	2.3%
Sales
Current Quarter
Second quarter 2026 sales increased $405 million, or 13 percent, primarily due to higher volume on B-21 and other restricted programs, a $106 million increase on the E-130J TACAMO (“TACAMO”) program as it ramps up, and higher volume on the B-2, F-35 and E-2 programs. These increases were partially offset by a decrease on F/A-18 as final production deliveries have completed.
Year to Date
Year to date 2026 sales increased $874 million, or 15 percent, primarily due to higher sales on B-21 and other restricted programs, a $193 million increase on the TACAMO program as it ramps up, as well as higher volume on the B-2 and F-35 programs. The higher B-21 sales reflect the company’s first quarter 2026 agreement with the U.S. Air Force to expand production capacity and increase the aircraft production rate, including the sale of a company-owned test asset. The sales increases were partially offset by a decrease on F/A-18 as final production deliveries have completed.
Operating Income
Current Quarter
Second quarter 2026 operating income increased $41 million, or 13 percent, due to higher sales. Operating margin rate of 10.3 percent was comparable with the prior year period.
Year to Date
Year to date 2026 operating income increased $529 million, or 383 percent, primarily due to a higher operating margin rate. Operating margin rate increased to 9.8 percent primarily due to the absence of the prior year B-21 loss provision.

DEFENSE SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2026	2025	Change	2026	2025	Change
Sales	$2,093	$1,991	5%	$3,992	$3,796	5%
Less: Training services sales	—	(40)		—	(112)
Organic sales	$2,093	$1,951	7%	$3,992	$3,684	8%

Operating income	$156	$253	(38)%	$340	$432	(21)%
Operating margin rate	7.5%	12.7%		8.5%	11.4%
Sales
Current Quarter
Second quarter 2026 sales increased $102 million, or 5 percent, primarily due to higher volume on Sentinel as the program continues to ramp and higher volume across the Integrated Battle Command System (IBCS) portfolio. These increases were partially offset by a $40 million reduction in sales related to the divested training services business.
Year to Date
Year to date 2026 sales increased $196 million, or 5 percent, primarily due to a $176 million increase on Sentinel as the program continues to ramp, as well as higher volume on tactical solid rocket motor programs and across the IBCS portfolio. These increases were partially offset by a $112 million reduction in sales related to the divested training services business as well as lower volume on armament programs, including certain military ammunition programs.

NORTHROP GRUMMAN CORPORATION
Operating Income
Current Quarter
Second quarter 2026 operating income decreased $97 million, or 38 percent, primarily due to a lower operating margin rate, partially offset by higher sales. Operating margin rate decreased to 7.5 percent from 12.7 percent primarily due to lower net EAC adjustments, including the absence of a prior year $76 million favorable adjustment on Sentinel. In the current quarter, we continued to invest in our missile prime business. We are projecting higher costs to mature production on the Extended Range version of the Advanced Anti-Radiation Guided Missile (AARGM-ER) and to develop and qualify the Stand-in Attack Weapon (SiAW), which resulted in a $68 million unfavorable EAC adjustment on SiAW. These investments were partially offset by a favorable EAC adjustment on Sentinel related to our recent achievement of certain contract incentives.
Year to Date
Year to date 2026 operating income decreased $92 million, or 21 percent, primarily due to a lower operating margin rate, partially offset by higher sales. Operating margin rate decreased to 8.5 percent from 11.4 percent principally due to lower net EAC adjustments, reflecting the SiAW and prior year Sentinel adjustments described above.

MISSION SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2026	2025	Change	2026	2025	Change
Sales	$3,250	$3,157	3%	$6,111	$5,964	2%
Operating income	501	441	14%	934	802	16%
Operating margin rate	15.4%	14.0%		15.3%	13.4%
Sales
Current Quarter
Second quarter 2026 sales increased $93 million, or 3 percent, primarily due to a $130 million increase on marine systems programs, the timing of materials on F-35 and ramp-up on restricted airborne radar programs. These increases were partially offset by lower volume on restricted advanced microelectronics programs.
Year to Date
Year to date 2026 sales increased $147 million, or 2 percent, primarily due to ramp-up on restricted airborne radar programs, higher sales of $163 million on marine systems programs, and the timing of materials on F-35. These increases were partially offset by a $106 million decrease on the Scalable Agile Beam Radar program and lower volume on restricted advanced microelectronics programs.
Operating Income
Current Quarter
Second quarter 2026 operating income increased $60 million, or 14 percent, due to a higher operating margin rate and higher sales. Operating margin rate increased to 15.4 percent from 14.0 percent, primarily due to higher net EAC adjustments driven by improved performance.
Year to Date
Year to date 2026 operating income increased $132 million, or 16 percent, due to a higher operating margin rate and higher sales. Operating margin rate increased to 15.3 percent from 13.4 percent, primarily due to higher net EAC adjustments driven by improved performance, as well as prior year investments made by the sector in connection with restricted business opportunities.

NORTHROP GRUMMAN CORPORATION

SPACE SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2026	2025	Change	2026	2025	Change
Sales	$2,753	$2,646	4%	$5,233	$5,214	—%
Operating income	236	280	(16)%	471	563	(16)%
Operating margin rate	8.6%	10.6%		9.0%	10.8%
Sales
Current Quarter
Second quarter 2026 sales increased $107 million, or 4 percent, primarily due to a $139 million increase for Commercial Resupply Service (CRS) missions as well as higher volume on the Glide Phase Interceptor (GPI) and Ground-based Midcourse Defense Weapon System (GMD WS) programs. These increases were partially offset by lower sales on the Graphite Epoxy Motor (GEM) 63XL program related to the unfavorable EAC adjustment described below and lower volume on the Habitation and Logistics Outpost (HALO) program.
Year to Date
Year to date 2026 sales were comparable to the prior period and reflect a $141 million increase for CRS missions offset by a $139 million decrease on the GEM 63XL program largely related to the unfavorable EAC adjustments described below.
Operating Income
Current Quarter
Second quarter 2026 operating income decreased $44 million, or 16 percent, primarily due to a lower operating margin rate, partially offset by higher sales. Operating margin rate decreased to 8.6 percent from 10.6 percent, primarily due to lower net EAC adjustments, including a $91 million unfavorable adjustment on GEM 63XL largely related to increases in the projected cost to complete the program, partially offset by favorable changes in contract mix.
Year to Date
Year to date 2026 operating income decreased $92 million, or 16 percent, due to a lower operating margin rate. Operating margin rate decreased to 9.0 percent from 10.8 percent, largely due to lower net EAC adjustments, including $162 million of unfavorable adjustments on GEM 63XL, partially offset by favorable changes in contract mix.

NORTHROP GRUMMAN CORPORATION
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended June 30				Six Months Ended June 30
$ in millions	2026		2025		2026		2025
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$2,640	$2,423	$2,328	$2,109	$5,134	$4,717	$4,419	$4,467
Service	838	697	748	649	1,593	1,350	1,430	1,250
Intersegment eliminations	41	37	38	35	75	68	79	73
Total Aeronautics Systems	3,519	3,157	3,114	2,793	6,802	6,135	5,928	5,790
Defense Systems
Product	1,692	1,576	1,577	1,372	3,209	2,951	2,982	2,634
Service	346	312	361	319	676	606	716	643
Intersegment eliminations	55	49	53	47	107	95	98	87
Total Defense Systems	2,093	1,937	1,991	1,738	3,992	3,652	3,796	3,364
Mission Systems
Product	2,250	1,900	2,234	1,945	4,216	3,582	4,195	3,675
Service	536	453	582	483	1,046	872	1,093	917
Intersegment eliminations	464	396	341	288	849	723	676	570
Total Mission Systems	3,250	2,749	3,157	2,716	6,111	5,177	5,964	5,162
Space Systems
Product	2,226	2,050	2,119	1,893	4,207	3,861	4,183	3,722
Service	348	307	402	362	676	588	801	724
Intersegment eliminations	179	160	125	111	350	313	230	205
Total Space Systems	2,753	2,517	2,646	2,366	5,233	4,762	5,214	4,651
Segment Totals
Total Product	$8,808	$7,949	$8,258	$7,319	$16,766	$15,111	$15,779	$14,498
Total Service	2,068	1,769	2,093	1,813	3,991	3,416	4,040	3,534
Total Segment(1)	$10,876	$9,718	$10,351	$9,132	$20,757	$18,527	$19,819	$18,032
(1) A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
Current Quarter
Second quarter 2026 product sales increased $550 million, or 7 percent, primarily due to higher sales on B-21 and TACAMO at Aeronautics Systems, higher volume on Sentinel and across the IBCS portfolio at Defense Systems, and increased sales for CRS missions, GPI and GMD WS at Space Systems.
Second quarter 2026 product costs increased $630 million, or 9 percent, reflecting a lower operating margin rate primarily due to lower net EAC adjustments on product programs at Defense Systems and Space Systems.
Year to Date
Year to date 2026 product sales increased $987 million, or 6 percent, primarily due to higher sales on B-21 and TACAMO at Aeronautics Systems, as well as higher volume on Sentinel, tactical solid rocket motor programs and across the IBCS portfolio at Defense Systems.
Year to date 2026 product costs increased $613 million, or 4 percent, reflecting a higher operating margin rate principally due to the absence of the prior year B-21 loss provision at Aeronautics Systems, partially offset by lower net EAC adjustments on product programs at Defense Systems and Space Systems.

NORTHROP GRUMMAN CORPORATION
Service Sales and Costs
Current Quarter
Second quarter 2026 service sales decreased $25 million, or 1 percent, primarily due to lower restricted sales at Space Systems and lower volume on airborne electronic warfare programs at Mission Systems, partially offset by higher restricted sales at Aeronautics Systems.
Second quarter 2026 service costs decreased $44 million, or 2 percent, reflecting a higher operating margin rate principally driven by higher net EAC adjustments on service programs at Aeronautics Systems and higher service margins in our commercial space business at Space Systems.
Year to Date
Year to date 2026 service sales decreased $49 million, or 1 percent, primarily due to lower restricted sales at Space Systems and lower service volume at Defense Systems due to the training services divestiture, partially offset by higher restricted sales at Aeronautics Systems.
Year to date 2026 service costs decreased $118 million, or 3 percent, reflecting a higher operating margin rate principally driven by higher net EAC adjustments on service programs at Aeronautics Systems and Space Systems.
BACKLOG
Backlog consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2026
Aeronautics Systems	$13,394	$11,174	$24,568	$23,052	7%
Defense Systems	9,392	25,286	34,678	27,796	25%
Mission Systems	12,878	5,587	18,465	18,632	(1)%
Space Systems	10,281	16,700	26,981	26,201	3%
Total backlog	$45,945	$58,747	$104,692	$95,681	9%
Second quarter and year to date 2026 net awards totaled $20.0 billion and $29.8 billion, respectively. Backlog totaled $104.7 billion. Significant second quarter new awards include $7.6 billion for Sentinel, $4.3 billion for restricted programs (primarily at Aeronautics Systems and Space Systems), $1.0 billion for F-35 (at Aeronautics Systems and Mission Systems), $0.8 billion for Glide Phase Interceptor (GPI), and $0.7 billion for Multi-role Electronically Scanned Array (MESA).
LIQUIDITY AND CAPITAL RESOURCES
We are focused on the efficient conversion of operating income into cash to provide for the company’s material cash requirements, including working capital needs, satisfaction of contractual commitments, funding of our pension and OPB plans, investment in our business through capital expenditures, and shareholder returns.
At June 30, 2026, we had $2.3 billion in cash and cash equivalents. We expect cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets, if needed, to be sufficient to provide liquidity to the company in the short-term and long-term. The company has a five-year senior unsecured revolving credit facility in an aggregate principal amount of $3.0 billion, and in April 2026, we renewed our one-year $500 million uncommitted credit facility. At June 30, 2026, there were no borrowings outstanding under these credit facilities.
Cash Flow Measures
In addition to our cash position, we consider various cash flow measures in capital deployment decision-making, including cash provided by operating activities and adjusted free cash flow, a non-GAAP measure described in more detail below.

NORTHROP GRUMMAN CORPORATION
Operating Cash Flow
The table below summarizes key components of cash used in operating activities:

	Six Months Ended June 30		%
$ in millions	2026	2025	Change
Net earnings	$1,969	$1,655	19%
Changes in trade working capital(1)	(2,522)	(2,446)	3%
Other, net	177	94	88%
Net cash used in operating activities	$(376)	$(697)	46%
(1)Beginning in the fourth quarter of 2025, the company redefined trade working capital presented in this table to include accounts receivable, unbilled receivables, inventoried costs, trade accounts payable and advance payments and billings in excess of costs incurred. Prior period amounts and disclosures have been recast to conform to the current period presentation.
Year to date 2026 net cash used in operating activities decreased $321 million as compared with the same period in 2025, primarily due to lower net cash tax payments.
Adjusted Free Cash Flow
Adjusted free cash flow, as reconciled in the table below, is a non-GAAP measure defined as net cash provided by or used in operating activities, less capital expenditures, plus proceeds from the sale of equipment to a customer (not otherwise included in net cash provided by or used in operating activities) and the after-tax impact of discretionary pension contributions. Adjusted free cash flow includes proceeds from the sale of equipment to a customer, if any, as such proceeds were generated in a customer sales transaction. It also includes the after-tax impact of discretionary pension contributions, if any, for consistency and comparability of financial performance. This measure may not be defined and calculated by other companies in the same manner. We use adjusted free cash flow as a key factor in our planning for, and consideration of, acquisitions, the payment of dividends and stock repurchases. This non-GAAP measure may be useful to investors and other users of our financial statements as a supplemental measure of our cash performance, but should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to operating cash flows presented in accordance with GAAP. During the six months ended June 30, 2026 and 2025, the company received no proceeds from the sale of equipment to a customer and made no discretionary pension contributions.
The table below reconciles net cash used in operating activities to adjusted free cash flow:

	Six Months Ended June 30		%
$ in millions	2026	2025	Change
Net cash used in operating activities	$(376)	$(697)	46%
Capital expenditures	(469)	(487)	(4)%
Adjusted free cash flow	$(845)	$(1,184)	29%
Year to date 2026 adjusted free cash flow increased $339 million, or 29 percent, as compared with the same period in 2025, primarily due to an increase in net cash from operating activities.
Investing Cash Flow
Year to date 2026 net cash used in investing activities increased $173 million, or 91 percent, as compared with the same period in 2025, principally due to $333 million of proceeds from the training services divestiture in the prior year, partially offset by $107 million of proceeds from the sale of an investment in the current year.
Financing Cash Flow
Year to date 2026 net cash used in financing activities decreased $210 million, or 13 percent, as compared with the same period in 2025, primarily due to an $823 million decrease in share repurchases, partially offset by $566 million in net borrowings on commercial paper in the prior year.
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
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chair, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2026, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

NORTHROP GRUMMAN CORPORATION
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended June 30, 2026, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We had no repurchases of common stock during the three months ended June 30, 2026. The approximate dollar value of shares that may yet be purchased under the company’s share repurchase authorization is $2.5 billion as of June 30, 2026.
Share repurchases take place from time to time, subject to market and regulatory conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase.
See Note 2 to the financial statements for further information on our share repurchase programs.
Item 5. Other Information
Consistent with Item 408 of Regulation S-K, the following table reflects Rule 10b5-1 trading arrangements and non-Rule 10b5-1 trading arrangements (as defined in Item 408) entered into by any director or officer (as defined in Rule 16a-1(f) of the Exchange Act) during the quarter ended June 30, 2026.

Name (Title)	Type of Trading Arrangement	Date of Adoption	Expiration Date of Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Kathryn G. Simpson	Rule 10b5-1 Trading Arrangement	April 27, 2026	March 31, 2027 or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan.	Sale of shares to be received upon payout of 2024 RSRs and RPSRs(1)
(Corporate Vice President and General Counsel)
(1) The aggregate number of shares to be sold will depend, in part, on future company performance.

NORTHROP GRUMMAN CORPORATION
Item 6. Exhibits

*+10.1	Non-Employee Director Compensation Term Sheet, effective May 20, 2026

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of John T. Greene pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of John T. Greene pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted as inline XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) Other Information. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: July 20, 2026