Form 10-Q
period 2026-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2026-10-20
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
As of October 15, 2026, 142,064,489 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2026	2025	2026	2025
Sales
Product	$9,098	$8,369	$25,864	$24,148
Service	2,024	2,054	6,015	6,094
Total sales	11,122	10,423	31,879	30,242
Operating costs and expenses
Product	7,198	6,631	20,786	19,523
Service	1,572	1,565	4,660	4,702
General and administrative expenses	1,083	985	3,079	3,008
Total operating costs and expenses	9,853	9,181	28,525	27,233
Gain on sale of business	—	—	—	231
Operating income	1,269	1,242	3,354	3,240
Other (expense) income
Interest expense	(158)	(161)	(481)	(490)
Non-operating FAS pension benefit	167	136	499	403
Other, net	20	106	124	175
Earnings before income taxes	1,298	1,323	3,496	3,328
Federal and foreign income tax expense	174	223	403	573
Net earnings	$1,124	$1,100	$3,093	$2,755

Basic earnings per share	$7.91	$7.69	$21.77	$19.16
Weighted-average common shares outstanding, in millions	142.1	143.1	142.1	143.8
Diluted earnings per share	$7.89	$7.67	$21.72	$19.12
Weighted-average diluted shares outstanding, in millions	142.4	143.5	142.4	144.1

Net earnings (from above)	$1,124	$1,100	$3,093	$2,755
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	2	2	—	11
Change in other, net	—	(1)	(6)	18
Other comprehensive income (loss), net of tax	2	1	(6)	29
Comprehensive income	$1,126	$1,101	$3,087	$2,784
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$3,744	$4,403
Accounts receivable, net	2,080	1,375
Unbilled receivables, net	7,899	6,544
Inventoried costs, net	1,361	1,309
Prepaid expenses and other current assets	1,893	1,656
Total current assets	16,977	15,287
Property, plant and equipment, net of accumulated depreciation of $10,306 for 2026 and $9,648 for 2025	10,461	10,972
Operating lease right-of-use assets	2,182	1,859
Goodwill	17,440	17,437
Deferred tax assets	488	1,051
Pension and other postretirement benefit plan assets	3,447	3,167
Other non-current assets	1,502	1,604
Total assets	$52,497	$51,377

Liabilities
Trade accounts payable	$3,281	$3,240
Accrued employee compensation	2,039	2,309
Advance payments and billings in excess of costs incurred	3,838	4,086
Other current liabilities	4,595	4,247
Total current liabilities	13,753	13,882
Long-term debt, net of current portion of $764 for 2026 and $534 for 2025	14,433	15,162
Pension and other postretirement benefit plan liabilities	1,076	1,110
Operating lease liabilities	2,202	1,857
Other non-current liabilities	2,350	2,692
Total liabilities	33,814	34,703

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2026—142,064,132 and 2025—141,997,194	142	142
Paid-in capital	63	—
Retained earnings	18,610	16,658
Accumulated other comprehensive loss	(132)	(126)
Total shareholders’ equity	18,683	16,674
Total liabilities and shareholders’ equity	$52,497	$51,377
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
$ in millions	2026	2025
Operating activities
Net earnings	$3,093	$2,755
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,118	1,066
Stock-based compensation	75	65
Deferred income taxes	651	344
B-21 loss provision	—	477
Gain on sale of business	—	(231)
Net periodic pension and OPB income	(361)	(256)
Pension and OPB contributions	(92)	(94)
Changes in assets and liabilities:
Accounts receivable, net	(705)	(716)
Unbilled receivables, net	(1,177)	(1,240)
Inventoried costs, net	(65)	(179)
Prepaid expenses and other assets	55	(29)
Trade accounts payable	41	203
Advance payments and billings in excess of costs incurred	(248)	(505)
Other liabilities	(868)	(340)
Income taxes payable, net	(125)	(421)
Other operating activities	(23)	(39)
Net cash provided by operating activities	1,369	860

Investing activities
Capital expenditures	(775)	(788)
Proceeds from sale of equipment to a customer	371	—
Proceeds from sale of investment	107	—
Divestiture of training services business	—	333
Other investing activities	(17)	(36)
Net cash used in investing activities	(314)	(491)

Financing activities
Net proceeds from issuance of long-term debt	—	998
Payments of long-term debt	(527)	(1,500)
Common stock repurchases	(68)	(1,168)
Cash dividends paid	(1,035)	(964)
Payments of employee taxes withheld from share-based awards	(58)	(38)
Other financing activities	(26)	(93)
Net cash used in financing activities	(1,714)	(2,765)
Decrease in cash and cash equivalents	(659)	(2,396)
Cash and cash equivalents, beginning of year	4,403	4,353
Cash and cash equivalents, end of period	$3,744	$1,957
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2026	2025	2026	2025
Common stock
Beginning of period	$142	$143	$142	$145
Common stock repurchased	—	—	—	(2)
End of period	142	143	142	143
Paid-in capital
Beginning of period	37	—	—	—
Stock compensation	26	—	63	—
End of period	63	—	63	—
Retained earnings
Beginning of period	17,839	15,452	16,658	15,297
Common stock repurchased	—	(278)	(63)	(1,150)
Net earnings	1,124	1,100	3,093	2,755
Dividends declared	(353)	(332)	(1,034)	(963)
Stock compensation	—	26	(44)	29
End of period	18,610	15,968	18,610	15,968
Accumulated other comprehensive loss
Beginning of period	(134)	(124)	(126)	(152)
Other comprehensive income (loss), net of tax	2	1	(6)	29
End of period	(132)	(123)	(132)	(123)
Total shareholders’ equity	$18,683	$15,988	$18,683	$15,988
Cash dividends declared per share	$2.47	$2.31	$7.25	$6.68
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
B-21 Program
The company has previously recognized and disclosed cumulative losses of approximately $2.0 billion on the low-rate initial production (LRIP) phase of the B-21 program. As of September 30, 2026, the remaining loss accrual totaled $1.0 billion, which is included in Other current liabilities.
Net EAC Adjustments
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share data	2026	2025	2026	2025
Revenue	$240	$181	$344	$383
Operating income	221	81	235	107
Net earnings(1)	175	64	186	85
Diluted earnings per share(1)	1.23	0.45	1.31	0.59
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
2026 – No EAC adjustments on a single performance obligation had a significant impact on the financial statements during the three months ended September 30, 2026. During the second quarter of 2026, the company recorded a $91 million unfavorable EAC adjustment on the Graphite Epoxy Motor (GEM) 63XL program at Space Systems and a $68 million unfavorable EAC adjustment on the Stand-in Attack Weapon (SiAW) program at Defense Systems. During the first quarter of 2026, the company recorded a $71 million unfavorable EAC adjustment on the GEM 63XL program and a $157 million net unfavorable EAC adjustment on the first four LRIP lots of the B-21 program at Aeronautics Systems, which was offset by a net reduction in the loss contingency accrual on the remainder of the program.
2025 – During the third quarter of 2025, the company recorded a $68 million favorable EAC adjustment in the restricted advanced microelectronics portfolio at Mission Systems as well as a $122 million unfavorable EAC adjustment on the first and second LRIP lots of the B-21 program, which was offset by a net reduction in the loss contingency accrual on the remaining LRIP lots. During the second quarter of 2025, the company recorded a $76 million favorable EAC adjustment on the engineering and manufacturing development (EMD) phase of the Sentinel program at Defense Systems. During the first quarter of 2025, the company recorded a $226 million unfavorable EAC adjustment on the first and second LRIP lots of the B-21 program at Aeronautics Systems.
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
Company backlog as of September 30, 2026 was $109.6 billion. Of our September 30, 2026 backlog, we expect to recognize approximately 35 percent as revenue over the next 12 months and 55 percent as revenue over the next 24 months, with the remainder to be recognized thereafter.
Contract Assets and Liabilities
For each of the company’s contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Contract assets are equivalent to and reflected as Unbilled receivables in the unaudited condensed consolidated statements of financial position and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Contract liabilities are equivalent to and reflected as Advance payments and billings in excess of

NORTHROP GRUMMAN CORPORATION
costs incurred in the unaudited condensed consolidated statements of financial position. The amount of revenue recognized for the three and nine months ended September 30, 2026 that was included in the December 31, 2025 contract liability balance was $552 million and $3.1 billion, respectively. The amount of revenue recognized for the three and nine months ended September 30, 2025 that was included in the December 31, 2024 contract liability balance was $431 million and $3.1 billion, respectively.
Disaggregation of Revenue
See Note 10 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Property, Plant, and Equipment (PP&E)
In connection with the company’s first quarter 2026 agreement with the U.S. Air Force to expand production capacity and increase the aircraft production rate for the B-21 program, we agreed to sell an aircraft to the U.S. Air Force that we had previously planned to utilize as a company-owned test asset. While the sale of this asset accelerates the LRIP aircraft delivery schedule, it does not change the number of aircraft we expect to deliver under the LRIP phase of the program. Because the company previously intended to use the test asset for internal purposes, we recognized the acquisition costs as capital expenditures and included it in PP&E. As we regularly sell this type of asset to customers in the ordinary course of business, we recorded the sale as a revenue transaction and included the net book value of the asset in Operating costs and expenses. Although we generally classify proceeds from revenue transactions as cash inflows from operating activities, we recognized the proceeds from this transaction as cash inflows from investing activities, consistent with our prior recognition of the cost to acquire the asset as capital expenditures. The company received cash payments of $371 million related to the sale during the third quarter of 2026 and included it in Proceeds from sale of equipment to a customer in the consolidated statements of cash flows.
During the nine months ended September 30, 2026, the company received lease incentives for landlord funded leasehold improvements of $90 million related to Aeronautics Systems real estate leases, which were recorded in PP&E and included in non-cash investing activities.
Non-cash investing activities for the nine months ended September 30, 2026 and 2025 include capital expenditures incurred but not yet paid of $149 million and $140 million, respectively.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows:

$ in millions	September 30, 2026	December 31, 2025
Cumulative translation adjustment	$(131)	$(131)
Other, net	(1)	5
Total accumulated other comprehensive loss	$(132)	$(126)
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
On November 4, 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03 Disaggregation of Income Statement Expenses (Subtopic 220-40). ASU 2024-03 requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 will be effective for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028. We expect to adopt ASU 2024-03 on a prospective basis; the standard will not have an impact on the company’s consolidated financial position, results of operations or cash flows.
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

NORTHROP GRUMMAN CORPORATION
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
Other accounting standards updates adopted and/or issued, but not effective until after September 30, 2026, are not expected to have a material effect on the company’s consolidated financial position, results of operations and/or cash flows.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.3 million shares for each of the three and nine months ended September 30, 2026. The dilutive effect of these securities totaled 0.4 million shares and 0.3 million shares for the three and nine months ended September 30, 2025, respectively.
Share Repurchases
On December 11, 2024, the company’s board of directors authorized a share repurchase program of up to $3.0 billion in share repurchases of the company’s common stock. Repurchases under the program commenced in September 2025 and $2.5 billion of the share repurchase authorization remained as of September 30, 2026. We had no repurchases of common stock during the three months ended September 30, 2026.
Share repurchases take place from time to time, subject to market and regulatory conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
Dividends on Common Stock
In May 2026, the company increased the quarterly common stock dividend 7 percent to $2.47 per share from the previous amount of $2.31 per share.
3.    INVENTORIED COSTS, NET
Inventoried costs, net consisted of the following:

$ in millions	September 30, 2026	December 31, 2025
Raw materials	$308	$306
Work in process	979	945
Finished goods	74	58
Inventoried costs, net	$1,361	$1,309

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

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2026	2025	2026	2025
Federal and foreign income tax expense	$174	$223	$403	$573
Effective income tax rate	13.4%	16.9%	11.5%	17.2%
Current Quarter
Third quarter 2026 income tax expense decreased $49 million, or 22 percent, due to a lower effective tax rate (ETR) and $25 million of lower earnings before income taxes. The third quarter 2026 ETR decreased to 13.4 percent from 16.9 percent principally due to higher research credits. The third quarter 2026 ETR includes benefits of $112 million for research credits and $15 million for foreign-derived deduction-eligible income (FDDEI), partially offset by $21 million of interest expense on unrecognized tax benefits. The third quarter 2025 ETR included benefits of $66 million for research credits and $16 million for foreign derived intangible income (FDII), partially offset by $19 million of interest expense on unrecognized tax benefits.
Year to Date
Year to date 2026 income tax expense decreased $170 million, or 30 percent, due to a lower ETR, partially offset by $168 million of higher earnings before income taxes. The year to date 2026 ETR decreased to 11.5 percent from 17.2 percent primarily due to the remeasurement of unrecognized tax benefits during the second quarter of 2026 given recent developments with the IRS towards resolving our previously filed federal income tax returns and refund claims, as well as higher research credits, including a $19 million benefit related to the CAMT guidance discussed above. The year to date 2026 ETR includes benefits of $356 million for research credits, inclusive of the unrecognized tax benefit remeasurement of $115 million, and $35 million for FDDEI, partially offset by $46 million of interest expense on unrecognized tax benefits. The year to date 2025 ETR included benefits of $169 million for research credits and $34 million for FDII, partially offset by $53 million of interest expense on unrecognized tax benefits and $17 million of tax expense related to nondeductible goodwill in the divested training services business.
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
Current unrecognized tax benefits, which are included in Other current liabilities, were $800 million and $436 million as of September 30, 2026 and December 31, 2025, respectively. Non-current unrecognized tax benefits, which are included in Other non-current liabilities, were $1.3 billion and $1.6 billion as of September 30, 2026 and December 31, 2025, respectively.
Taxes receivable, which are included in Prepaid expenses and other current assets in the unaudited condensed consolidated statements of financial position, were $1.0 billion as of September 30, 2026 and $924 million as of December 31, 2025.
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

NORTHROP GRUMMAN CORPORATION
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
The following table presents the financial assets and liabilities the company records at fair value identified by the level of inputs used to determine fair value:

	September 30, 2026				December 31, 2025
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Marketable securities	$397	$1	$22	$420	$454	$—	$24	$478
Marketable securities valued using NAV				4				5
Total marketable securities	397	1	22	424	454	—	24	483
Derivatives	—	(1)	—	(1)	—	2	—	2
There were no transfers of financial instruments into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2026.
During the second quarter of 2026, the company sold its investment in a public company for $107 million and recognized a related gain of $35 million. Unrealized gains and losses from marketable securities, which are reflected in Other, net on the unaudited condensed consolidated statement of earnings and comprehensive income, were not material for the three and nine months ended September 30, 2026. Unrealized gains and losses from marketable securities were $82 million and $92 million for the three and nine months ended September 30, 2025.
The notional value of the company’s foreign currency forward contracts at September 30, 2026 and December 31, 2025 was $291 million and $308 million, respectively. The portion of notional value designated as a cash flow hedge at September 30, 2026 and December 31, 2025 was $147 million and $167 million, respectively.
The derivative fair values and related unrealized gains/losses at September 30, 2026 and December 31, 2025 were not material.
The carrying value of cash and cash equivalents approximates fair value.
Long-term Debt
The estimated fair value of the company’s long-term debt was $13.7 billion and $15.1 billion as of September 30, 2026 and December 31, 2025, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
Issuance of Senior Notes
During the nine months ended September 30, 2026, the company issued no unsecured senior notes.
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

NORTHROP GRUMMAN CORPORATION
6.    INVESTIGATIONS, CLAIMS AND LITIGATION
For over 25 years, the company has worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation, the New York State Department of Health and other federal, state and local governmental authorities, to address environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. We have incurred, and expect to continue to incur, as included in Note 7, substantial remediation costs related to these Bethpage environmental conditions, including potential costs relating to unanticipated developments such as new discoveries of potential contaminants. It is also possible that applicable remediation standards and other requirements to which we are subject may continue to change, and that our costs may increase materially. In 2022, we resolved several disputes and regulatory proceedings concerning the scope and allocation of remediation responsibilities and costs related to this site and we continue remediation consistent with agreements through which those disputes were resolved. The company continues to be involved in other remediation-related disputes, none of which are material individually or in the aggregate. We are also a party to various individual lawsuits and a putative class action in the Eastern District of New York alleging personal injury and property damage related to the legacy Bethpage environmental conditions (the “Bethpage EDNY cases”). The court had previously stayed the filed individual lawsuits and, at an April 24, 2026 hearing, denied plaintiffs’ motion to lift that stay as to a subset of plaintiffs. The parties have submitted supplemental briefing on pending class certification and expert motions in the putative class action. On September 17, 2026, the court granted the parties’ joint request to defer decision on the class certification and expert motions in deference to the parties’ mediation process. We are also a party, and may become a party, to other lawsuits brought by or against insurance carriers, and by other individual plaintiffs and/or putative classes, as well as other parties. We cannot at this time predict or reasonably estimate the potential outcomes or ranges of possible liability of the Bethpage EDNY cases.
The company received from the U.S. Department of Justice (DOJ) a criminal subpoena on December 9, 2022, and a civil investigative demand (CID) on February 2, 2023, both seeking information regarding financial and cost accounting and controls focused on the interest rate assumptions the company used to determine our U.S. Government Cost Accounting Standards (CAS) pension expense, which are the subject of the Defense Contract Management Agency (DCMA) inquiry we discuss in Note 7 below. On May 20, 2026, DOJ confirmed that, based on the information it had learned to date, the Criminal Division closed its inquiry into this matter. The company continues to engage with the government in relation to the CID and the DCMA inquiry. We cannot at this point predict the outcome of these remaining matters.
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of September 30, 2026, or its annual results of operations and/or cash flows.
7.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately accrued for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of September 30, 2026, or its annual results of operations and/or cash flows.
In 2019, the DCMA raised questions about an interest rate assumption used by the company to determine our CAS pension expense. On June 1, 2020, DCMA provided written notice that the assumptions the company used during the period 2013-2019 were potentially noncompliant with CAS. We submitted a formal response on July 31, 2020, which we believed demonstrates the appropriateness of the assumptions used. On November 24, 2020, DCMA replied to the company’s response, disagreeing with our position and requesting additional input, which we provided on February 22, 2021. We subsequently continued to exchange correspondence and engage with DCMA on this

NORTHROP GRUMMAN CORPORATION
matter, including responding to requests for and providing additional information. On February 15, 2024, DCMA sent to the company a Contracting Officer’s determination of noncompliance with CAS, which is an interim, non-final determination, and the parties engaged in discussions. In addition, as noted in Note 6 above, the company received from the DOJ a criminal subpoena on December 9, 2022 and a CID on February 2, 2023, both seeking information related to the interest rate assumptions at issue in our discussions with DCMA. On May 20, 2026, DOJ confirmed that, based on the information it had learned to date, the Criminal Division closed its inquiry into this matter. The company continues to engage with the government in relation to the CID and the DCMA inquiry. We cannot at this point predict the outcome of these remaining matters. The sensitivity to changes in interest rate assumptions makes it reasonably possible the outcome of these matters could have a material adverse effect on our financial position, results of operations and/or cash flows, although we are not currently able to estimate a range of any potential loss.
Environmental Matters
The table below summarizes the amount of accrued and deferred costs associated with the company’s environmental remediation liabilities as of September 30, 2026 and December 31, 2025:

$ in millions	September 30, 2026	December 31, 2025
Accrued costs(1)	$554	$547
Deferred costs(2)	511	502
(1) As of September 30, 2026, $215 million is recorded in Other current liabilities and $339 million is recorded in Other non-current liabilities in the unaudited condensed consolidated statements of financial position. Estimated remediation costs are not discounted to present value.
(2) The company defers the portion of environmental remediation costs we expect to be recoverable through overhead charges on U.S. government contracts. As of September 30, 2026, $200 million is deferred in Prepaid expenses and other current assets and $311 million is deferred in Other non-current assets in the unaudited condensed consolidated statements of financial position. These amounts are routinely evaluated for recoverability.
Reasonably possible future costs in excess of accrued costs were $403 million and $380 million as of September 30, 2026 and December 31, 2025, respectively. We currently expect any such future costs would be recoverable through overhead charges on our U.S. government contracts in a similar proportion as the amounts deferred in the table above.
Although we cannot predict whether (i) new information gained as our environmental remediation projects progress, (ii) changes in remediation standards or other requirements to which we are subject, or (iii) other changes in facts and circumstances will materially affect the estimated liability accrued, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of September 30, 2026, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At September 30, 2026, there were $615 million of stand-by letters of credit and guarantees and $271 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $3.0 billion. At September 30, 2026, there were no commercial paper borrowings outstanding.
Credit Facilities
The company maintains a five-year senior unsecured revolving credit facility in an aggregate principal amount of $3.0 billion (the “2025 Credit Agreement”) that matures in September 2030 and is intended to support the company's commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for borrowing under the 2025 Credit Agreement. At September 30, 2026, there were no borrowings outstanding under this facility.
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
At September 30, 2026, the company was in compliance with all covenants under its credit agreements.
8.    RETIREMENT BENEFITS
The cost to the company of its pension and other postretirement benefit (OPB) plans is shown in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		OPB		Pension Benefits		OPB
$ in millions	2026	2025	2026	2025	2026	2025	2026	2025
Components of net periodic benefit cost (benefit)
Service cost	$53	$55	$1	$1	$159	$163	$3	$3
Interest cost	398	404	15	16	1,196	1,209	44	47
Expected return on plan assets	(565)	(540)	(22)	(22)	(1,695)	(1,619)	(66)	(64)
Amortization of prior service credit	—	—	(1)	(1)	—	—	(2)	(2)
Other	—	—	—	—	—	7	—	—
Net periodic benefit cost (benefit)	$(114)	$(81)	$(7)	$(6)	$(340)	$(240)	$(21)	$(16)
Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2026	2025	2026	2025
Defined benefit pension plans	$24	$25	$66	$67
OPB plans	5	7	26	27
Defined contribution plans	145	133	532	517
9.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs), restricted performance stock rights (RPSRs), and market stock units (MSUs) granted to employees under the company’s long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Nine Months Ended September 30
in millions	2026	2025
RSRs granted	0.1	0.1
RPSRs/MSUs granted	0.1	0.1
Grant date aggregate fair value	$168	$104
RSRs typically vest on the third anniversary of the grant date, while RPSRs and MSUs generally vest and pay out based on the achievement of certain performance metrics and/or market conditions over a three-year period for RPSRs and through December 31, 2031 for MSUs.

NORTHROP GRUMMAN CORPORATION
Cash Awards
The following table presents the minimum and maximum aggregate payout amounts related to cash units (CUs) and cash performance units (CPUs) granted to employees in the periods presented:

	Nine Months Ended September 30
$ in millions	2026	2025
Minimum aggregate payout amount	$—	$35
Maximum aggregate payout amount	163	199
CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based on the achievement of certain performance metrics over a three-year period. During the nine months ended September 30, 2026, there were no CUs granted to employees.
10.    SEGMENT INFORMATION
The company is aligned in four operating sectors, which also comprise our reportable segments: Aeronautics Systems, Defense Systems, Mission Systems and Space Systems. We generally organize our segments based on the nature of products and services offered.

NORTHROP GRUMMAN CORPORATION
The following table presents sales, operating costs and expenses, and operating income by segment:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2026	2025	2026	2025
Aeronautics Systems
Sales	$3,575	$3,142	$10,377	$9,070
Operating costs and expenses:
Product	2,463	2,108	7,180	6,575
Service	698	690	2,048	1,940
Intersegment	37	39	105	112
Aeronautics Systems operating income	377	305	1,044	443
Defense Systems
Sales	2,307	2,059	6,299	5,855
Operating costs and expenses:
Product	1,717	1,483	4,668	4,117
Service	287	297	893	940
Intersegment	53	45	148	132
Defense Systems operating income	250	234	590	666
Mission Systems
Sales	3,155	3,093	9,266	9,057
Operating costs and expenses:
Product	1,895	1,825	5,477	5,500
Service	440	466	1,312	1,383
Intersegment	320	287	1,043	857
Mission Systems operating income	500	515	1,434	1,317
Space Systems
Sales	2,749	2,698	7,982	7,912
Operating costs and expenses:
Product	1,956	1,980	5,817	5,702
Service	321	297	909	1,021
Intersegment	160	123	473	328
Space Systems operating income	312	298	783	861
Intersegment profit eliminations	(94)	(75)	(276)	(223)
Total segment operating income	1,345	1,277	3,575	3,064
FAS/CAS operating adjustment	15	67	29	193
Unallocated corporate expense	(91)	(102)	(250)	(17)
Total operating income	1,269	1,242	3,354	3,240
Other (expense) income
Interest expense	(158)	(161)	(481)	(490)
Non-operating FAS pension benefit	167	136	499	403
Other, net	20	106	124	175
Earnings before income taxes	$1,298	$1,323	$3,496	$3,328

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

NORTHROP GRUMMAN CORPORATION
Disaggregation of Revenue

Sales by Customer Type	Three Months Ended September 30				Nine Months Ended September 30
	2026		2025		2026		2025
$ in millions	$	%(3)	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$2,846	80%	$2,530	82%	$8,349	81%	$7,346	82%
International(2)	665	19%	564	18%	1,857	18%	1,586	18%
Other customers	23	1%	6	—%	55	1%	17	—%
Intersegment sales	41		42		116		121
Aeronautics Systems sales	3,575		3,142		10,377		9,070
Defense Systems
U.S. government(1)	1,934	86%	1,570	78%	5,263	86%	4,632	81%
International(2)	294	13%	419	21%	808	13%	1,013	18%
Other customers	20	1%	19	1%	62	1%	61	1%
Intersegment sales	59		51		166		149
Defense Systems sales	2,307		2,059		6,299		5,855
Mission Systems
U.S. government(1)	2,244	81%	2,166	79%	6,403	80%	6,421	80%
International(2)	487	18%	557	20%	1,514	19%	1,537	19%
Other customers	38	1%	31	1%	114	1%	84	1%
Intersegment sales	386		339		1,235		1,015
Mission Systems sales	3,155		3,093		9,266		9,057
Space Systems
U.S. government(1)	2,411	94%	2,366	93%	7,111	95%	7,024	93%
International(2)	37	1%	63	2%	128	2%	154	2%
Other customers	123	5%	132	5%	215	3%	367	5%
Intersegment sales	178		137		528		367
Space Systems sales	2,749		2,698		7,982		7,912
Total
U.S. government(1)	9,435	85%	8,632	83%	27,126	85%	25,423	84%
International(2)	1,483	13%	1,603	15%	4,307	14%	4,290	14%
Other customers	204	2%	188	2%	446	1%	529	2%
Total Sales	$11,122		$10,423		$31,879		$30,242
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
(3) Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended September 30				Nine Months Ended September 30
	2026		2025		2026		2025
$ in millions	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$1,607	45%	$1,454	47%	$4,573	45%	$4,254	48%
Fixed-price	1,927	55%	1,646	53%	5,688	55%	4,695	52%
Intersegment sales	41		42		116		121
Aeronautics Systems sales	3,575		3,142		10,377		9,070
Defense Systems
Cost-type	1,234	55%	1,028	51%	3,461	56%	3,077	54%
Fixed-price	1,014	45%	980	49%	2,672	44%	2,629	46%
Intersegment sales	59		51		166		149
Defense Systems sales	2,307		2,059		6,299		5,855
Mission Systems
Cost-type	1,131	41%	1,219	44%	3,387	42%	3,788	47%
Fixed-price	1,638	59%	1,535	56%	4,644	58%	4,254	53%
Intersegment sales	386		339		1,235		1,015
Mission Systems sales	3,155		3,093		9,266		9,057
Space Systems
Cost-type	1,293	50%	1,351	53%	4,017	54%	4,453	59%
Fixed-price	1,278	50%	1,210	47%	3,437	46%	3,092	41%
Intersegment sales	178		137		528		367
Space Systems sales	2,749		2,698		7,982		7,912
Total
Cost-type	5,265	47%	5,052	48%	15,438	48%	15,572	51%
Fixed-price	5,857	53%	5,371	52%	16,441	52%	14,670	49%
Total Sales	$11,122		$10,423		$31,879		$30,242
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region(1)	Three Months Ended September 30				Nine Months Ended September 30
	2026		2025		2026		2025
$ in millions	$	%(3)	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
United States	$2,869	81%	$2,536	82%	$8,404	82%	$7,363	82%
Asia/Pacific	251	7%	221	7%	743	7%	647	7%
Europe	393	11%	321	10%	1,051	10%	891	10%
Other geographic regions	21	1%	22	1%	63	1%	48	1%
Intersegment sales	41		42		116		121
Aeronautics Systems sales	3,575		3,142		10,377		9,070
Defense Systems
United States	1,954	87%	1,589	79%	5,325	87%	4,693	82%
Asia/Pacific	106	5%	111	6%	297	5%	271	5%
Europe	132	6%	251	12%	386	6%	589	10%
Other geographic regions	56	2%	57	3%	125	2%	153	3%
Intersegment sales	59		51		166		149
Defense Systems sales	2,307		2,059		6,299		5,855
Mission Systems
United States	2,282	82%	2,197	80%	6,517	81%	6,505	81%
Asia/Pacific	112	4%	147	5%	374	5%	407	5%
Europe	266	10%	318	12%	820	10%	820	10%
Other geographic regions	109	4%	92	3%	320	4%	310	4%
Intersegment sales	386		339		1,235		1,015
Mission Systems sales	3,155		3,093		9,266		9,057
Space Systems
United States	2,534	99%	2,498	98%	7,326	98%	7,391	98%
Asia/Pacific	14	—%	25	1%	47	1%	48	1%
Europe	19	1%	28	1%	67	1%	74	1%
Other geographic regions	4	—%	10	—%	14	—%	32	—%
Intersegment sales	178		137		528		367
Space Systems sales	2,749		2,698		7,982		7,912
Total
United States	9,639	87%	8,820	85%	27,572	86%	25,952	86%
Asia/Pacific	483	4%	504	5%	1,461	5%	1,373	4%
Europe	810	7%	918	8%	2,324	7%	2,374	8%
Other geographic regions(2)	190	2%	181	2%	522	2%	543	2%
Total Sales	$11,122		$10,423		$31,879		$30,242
(1)Sales are attributed to countries based on the ultimate customer’s location to the extent that information is available to us or can be reasonably estimated. No country other than the United States represents greater than 10 percent of total company sales.
(2)Other geographic regions are principally comprised of the Middle East.
(3)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION
Capital Expenditures and Depreciation and Amortization
The following table presents capital expenditures and depreciation and amortization for each of our reportable segments and for Corporate:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2026	2025	2026	2025
Capital Expenditures
Aeronautics Systems	$106	$102	$175	$250
Defense Systems	33	21	77	44
Mission Systems	46	66	133	152
Space Systems	84	70	211	251
Corporate(1)	37	42	179	91
Total capital expenditures	$306	$301	$775	$788
Depreciation and Amortization
Aeronautics Systems	$97	$92	$274	$273
Defense Systems	44	47	132	132
Mission Systems	73	71	212	206
Space Systems	98	98	293	261
Corporate(1)	67	71	207	194
Total depreciation and amortization	$379	$379	$1,118	$1,066
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
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of September 30, 2026, and the related condensed consolidated statements of earnings and comprehensive income and changes in shareholders’ equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and of cash flows for the nine-month periods ended September 30, 2026 and 2025 and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
October 19, 2026

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
In addition, increases or fluctuations in interest rates could impact government spending priorities (in the U.S. and allied countries, in particular), including the demand for defense products. Economic tensions and changes in international trade policies, including, for example, widespread tariffs announced since last year by the U.S. on its major trading partners, higher tariffs on imported goods and materials and actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), could also further impact the global market for defense products, services and solutions. In addition, following the first quarter 2026 U.S. Supreme Court decision that invalidated tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”), the U.S. has announced various tariffs under different statutory authorities. The full impact of these governmental actions on macroeconomic conditions and on our business is uncertain, difficult to predict and depends on a number of factors, including the extent and duration of tariffs, the availability of exemptions, changes in the amount and scope of tariffs, any reversal or temporary suspension of announced tariffs, the availability of refunds for tariffs paid under IEEPA, the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies, and possible resulting general inflationary pressures in the global economy. We are continuing to monitor the impact on our business, suppliers and customers, but do not believe that the tariffs, including the IEEPA tariffs, have had or will have a material adverse effect on our business.
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
On February 3, 2026, annual appropriations to fund a vast majority of the federal government for FY 2026, including approximately $859 billion for defense, were enacted. Appropriations to partially fund the Department of Homeland Security were enacted on April 30, 2026, with the remaining appropriations enacted on June 10, 2026. On April 3, 2026, the Trump Administration (the “Administration”) released its FY 2027 budget request. The request includes $1.45 trillion for defense, with $1.1 trillion in the base budget (discretionary funding) and $350 billion in reconciliation (mandatory) funding. The total defense budget request reflects an increase of 44% ($441 billion) above the FY 2026 enacted levels (including $153 billion in FY 2026 reconciliation funding). Congress is evaluating the Administration’s budget request as it drafts authorization and appropriations legislation for FY 2027. Additionally, the Administration requested $88 billion in supplemental funding for FY 2026, which included $67 billion to address the operational costs associated with the Iran conflict and other defense priorities. There is uncertainty as to when Congress will act on the reconciliation funding and supplemental request.
On September 2, 2026, a continuing resolution (“CR”) was enacted to provide funding for the federal government, including the DoW, through December 11, 2026, generally at FY 2026 funding levels. The CR also requires that any new multi-year contracts for military equipment receive prior Congressional approval. Annual appropriations for FY 2027 have not yet been enacted, and it remains uncertain when the government will approve full-year FY 2027 appropriations and what levels of funding those appropriations will provide. Government operations under an extended CR could have adverse impacts on our programs and new starts, in particular. If the CR is not extended or full-year appropriations legislation is not enacted before the current CR expires, a government shutdown could occur. A prolonged government shutdown could result in program disruptions and limit the U.S. Government’s ability to progress programs and make timely payments.

NORTHROP GRUMMAN CORPORATION
The Administration has issued numerous executive orders, including orders to undertake a comprehensive overhaul of the Federal Acquisition Regulation, to reform the DoW defense acquisition process and, more recently, to promote the use of fixed price contracts where appropriate and to address underperformance and insufficient prioritization of government contracts, insufficient investment in production and production speed and incentive compensation metrics applicable to defense contractors. See “Risk factors” for further discussion regarding risks associated with executive orders and regulatory changes. Some of the Administration’s executive orders are subject to ongoing court challenges. In addition, the DoW has outlined initiatives to, among other efforts, reform government contract accounting and promote supplier cost and pricing transparency. Implementation of certain of these executive orders and initiatives could adversely affect our business or create a more challenging or costly regulatory, operating and economic environment.
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
During the third quarter of 2026, we again reviewed our estimated profitability on the LRIP phase of the program and made no significant changes to the previously recognized loss. The company’s third quarter 2026 results reflect our current best estimate of cost to complete the LRIP and NTE aircraft, as well as the outcome of ongoing discussions with our suppliers. If our estimated cost to complete the aircraft changes, or if our assumptions regarding contract performance, quantities, or supplier negotiations are resolved more or less favorably than what we have estimated, our financial position, results of operations and/or cash flows could be materially affected.
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
During the second and third quarters of 2026, we continued to make progress on joint activities with the U.S. Air Force. These efforts, which included requirements and design maturation, risk reduction activities, and evaluation of

NORTHROP GRUMMAN CORPORATION
options to accelerate fielding of initial capability, have resulted in further definition and authorization of elements of the program execution plan, resulting in a $9.4 billion increase in program backlog.
During the third quarter of 2026, we again reviewed our estimated profitability on the Sentinel program and made no significant changes. If our estimated cost to complete the restructured EMD effort or our achievement of future contract incentives is more or less favorable than what we have estimated, our financial position, results of operations and/or cash flows could be materially affected.
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
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions, except per share amounts	2026	2025	Change	2026	2025	Change
Sales	$11,122	$10,423	7%	$31,879	$30,242	5%
Operating costs and expenses	9,853	9,181	7%	28,525	27,233	5%
Gain on sale of business	—	—	NM	—	231	NM
Operating income	1,269	1,242	2%	3,354	3,240	4%
Operating margin rate	11.4%	11.9%		10.5%	10.7%
Federal and foreign income tax expense	174	223	(22)%	403	573	(30)%
Effective income tax rate	13.4%	16.9%		11.5%	17.2%
Net earnings	1,124	1,100	2%	3,093	2,755	12%
Diluted earnings per share	$7.89	$7.67	3%	$21.72	$19.12	14%
Sales
Current Quarter
Third quarter 2026 sales increased $699 million, or 7 percent, driven by higher sales at all four sectors, including a 14 percent increase at Aeronautics Systems and a 12 percent increase at Defense Systems. These increases were partially offset by $95 million of higher intercompany eliminations.
Year to Date
Year to date 2026 sales increased $1.6 billion, or 5 percent, driven by higher sales at all four sectors, including a 14 percent increase at Aeronautics Systems. These increases were partially offset by $393 million of higher intercompany eliminations.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 10 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.

NORTHROP GRUMMAN CORPORATION
Operating Income and Margin Rate
Current Quarter
Third quarter 2026 operating income increased $27 million, or 2 percent, primarily due to $68 million of higher segment operating income, partially offset by a $52 million decrease in the FAS/CAS operating adjustment. Operating margin rate declined to 11.4 percent from 11.9 percent principally due to the decrease in the FAS/CAS operating adjustment.
Third quarter 2026 G&A costs as a percentage of sales increased to 9.7 percent from 9.5 percent in the prior year period primarily due to an increase in our investments for future business opportunities, partially offset by higher sales.
Year to Date
Year to date 2026 operating income increased $114 million, or 4 percent, primarily due to $511 million of higher segment operating income largely driven by the prior year B-21 loss provision at Aeronautics Systems, partially offset by the prior year $231 million gain on the training services divestiture and a $164 million decrease in the FAS/CAS operating adjustment. Operating margin rate declined to 10.5 percent from 10.7 percent primarily due to the prior year gain on the training services divestiture and the decrease in the FAS/CAS operating adjustment, partially offset by a higher segment operating margin rate.
Year to date 2026 G&A costs as a percentage of sales decreased to 9.7 percent from 9.9 percent in the prior year period primarily due to higher sales.
See “Segment Operating Results” below for further information by segment. For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
Current Quarter
Third quarter 2026 income tax expense decreased $49 million, or 22 percent, due to a lower ETR and $25 million of lower earnings before income taxes. The third quarter 2026 ETR decreased to 13.4 percent from 16.9 percent principally due to higher research credits.
Year to Date
Year to date 2026 income tax expense decreased $170 million, or 30 percent, due to a lower ETR, partially offset by $168 million of higher earnings before income taxes. The year to date 2026 ETR decreased to 11.5 percent from 17.2 percent primarily due to the remeasurement of unrecognized tax benefits during the second quarter of 2026 given recent developments with the IRS towards resolving our previously filed federal income tax returns and refund claims, as well as higher research credits, including a benefit related to CAMT guidance recently issued by the IRS.
See Note 4 to the financial statements for additional information.
Net Earnings
Current Quarter
Third quarter 2026 net earnings increased $24 million, or 2 percent, primarily due to a $49 million decrease in income tax expense, a $31 million increase in the non-operating FAS pension benefit and a $27 million increase in operating income, partially offset by an $86 million decrease in Other, net largely driven by favorable returns on marketable securities in the prior year.
Year to Date
Year to date 2026 net earnings increased $338 million, or 12 percent, primarily due to a $170 million decrease in income tax expense, a $114 million increase in operating income and a $96 million increase in the non-operating FAS pension benefit, partially offset by a $51 million decrease in Other, net largely driven by lower favorable returns on marketable securities.
Diluted Earnings Per Share
Current Quarter
Third quarter 2026 diluted earnings per share increased $0.22, or 3 percent, reflecting a 2 percent increase in net earnings and a 1 percent reduction in weighted-average diluted shares outstanding.
Year to Date
Year to date 2026 diluted earnings per share increased $2.60, or 14 percent, reflecting a 12 percent increase in net earnings and a 1 percent reduction in weighted-average diluted shares outstanding.

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

	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2026	2025	Change	2026	2025	Change
Operating income	$1,269	$1,242	2%	$3,354	$3,240	4%
Operating margin rate	11.4%	11.9%		10.5%	10.7%
Reconciliation to segment operating income:
CAS pension expense	(68)	(122)	(44)%	(188)	(356)	(47)%
FAS pension service expense	53	55	(4)%	159	163	(2)%
FAS/CAS operating adjustment	(15)	(67)	(78)%	(29)	(193)	(85)%
Gain on sale of training services business	—	—	NM	—	(231)	NM
Training services divestiture – unallowable state taxes and transaction costs	—	—	NM	—	20	NM
Intangible asset amortization and PP&E step-up depreciation	13	21	(38)%	51	63	(19)%
Other unallocated corporate expense	78	81	(4)%	199	165	21%
Unallocated corporate expense	91	102	(11)%	250	17	1,371%
Segment operating income	$1,345	$1,277	5%	$3,575	$3,064	17%
Segment operating margin rate	12.1%	12.3%		11.2%	10.1%

NORTHROP GRUMMAN CORPORATION
Current Quarter
Third quarter 2026 segment operating income increased $68 million, or 5 percent, primarily due to $72 million of higher operating income at Aeronautics Systems. Third quarter 2026 segment operating margin rate of 12.1 percent reflects strong program performance and higher operating margin rates at Aeronautics Systems and Space Systems. Segment operating margin rate decreased from 12.3 percent in the third quarter of 2025 principally due to a prior year $68 million favorable EAC adjustment in the restricted advanced microelectronics portfolio at Mission Systems.
Year to Date
Year to date 2026 segment operating income increased $511 million, or 17 percent, primarily due to $601 million of higher operating income at Aeronautics Systems and $117 million of higher operating income at Mission Systems, partially offset by $78 million of lower operating income at Space Systems and $76 million of lower operating income at Defense Systems. Segment operating margin rate increased to 11.2 percent from 10.1 percent primarily due to a higher operating margin rate at Aeronautics Systems and Mission Systems, partially offset by a lower operating margin rate at Defense Systems and Space Systems.
FAS/CAS Operating Adjustment
The third quarter 2026 and year to date 2026 FAS/CAS operating adjustment reflects lower CAS pension expense largely driven by favorable plan asset returns in prior years.
Unallocated Corporate Expense
Current Quarter
The decrease in third quarter 2026 unallocated corporate expense is primarily driven by lower intangible asset amortization and PP&E step-up depreciation.
Year to Date
The increase in year to date 2026 unallocated corporate expense is primarily due to the prior year $231 million gain on the training services divestiture.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on segment operating income and margin rate.
The aggregate favorable and unfavorable EAC adjustments are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2026	2025	2026	2025
Favorable EAC adjustments	$482	$433	$1,707	$1,161
Unfavorable EAC adjustments	(261)	(352)	(1,472)	(1,054)
Net EAC adjustments	$221	$81	$235	$107
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2026	2025	2026	2025
Aeronautics Systems	$124	$(66)	$174	$(225)
Defense Systems	34	35	9	141
Mission Systems	92	121	212	163
Space Systems	(15)	(5)	(144)	37
Eliminations	(14)	(4)	(16)	(9)
Net EAC adjustments	$221	$81	$235	$107

NORTHROP GRUMMAN CORPORATION

AERONAUTICS SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2026	2025	Change	2026	2025	Change
Sales	$3,575	$3,142	14%	$10,377	$9,070	14%
Operating income	377	305	24%	1,044	443	136%
Operating margin rate	10.5%	9.7%		10.1%	4.9%
Sales
Current Quarter
Third quarter 2026 sales increased $433 million, or 14 percent, primarily due to a $195 million increase on F-35 driven by the timing of material costs on production lots and increased sustainment volume, higher B-21 sales and an increase in B-2 sustainment volume.
Year to Date
Year to date 2026 sales increased $1.3 billion, or 14 percent, primarily due to higher sales on B-21 and other restricted programs, a $237 million increase on the E-130J TACAMO (“TACAMO”) program as it ramps up, a $229 million increase on F-35, and $116 million of higher B-2 sustainment volume. The higher B-21 sales reflect the company’s first quarter 2026 agreement with the U.S. Air Force to expand production capacity and increase the aircraft production rate, including the sale of a company-owned test asset. The sales increases were partially offset by a decrease on F/A-18 as final production deliveries have completed.
Operating Income
Current Quarter
Third quarter 2026 operating income increased $72 million, or 24 percent, due to higher sales and a higher operating margin rate. Operating margin rate increased to 10.5 percent from 9.7 percent primarily due to higher net contract margin adjustments, including on certain mature production and sustainment programs.
Year to Date
Year to date 2026 operating income increased $601 million, or 136 percent, due to a higher operating margin rate and higher sales. Year to date 2026 operating margin rate of 10.1 percent reflects strong performance on certain mature production and sustainment programs. Operating margin rate increased from 4.9 percent in 2025 primarily due to the absence of the prior year B-21 loss provision.

DEFENSE SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2026	2025	Change	2026	2025	Change
Sales	$2,307	$2,059	12%	$6,299	$5,855	8%
Less: Training services sales	—	—		—	(112)
Organic sales	$2,307	$2,059	12%	$6,299	$5,743	10%

Operating income	$250	$234	7%	$590	$666	(11)%
Operating margin rate	10.8%	11.4%		9.4%	11.4%
Sales
Current Quarter
Third quarter 2026 sales increased $248 million, or 12 percent, primarily due to a $180 million increase on Sentinel as the program continues to ramp, higher volume on the Guided Multiple Launch Rocket System Extended Range (GMLRS ER) program due to the timing of awards, and higher volume on various tactical solid rocket motor programs. These increases were partially offset by lower volume on armament programs, primarily on certain military ammunition programs.
Year to Date
Year to date 2026 sales increased $444 million, or 8 percent, primarily due to a $356 million increase on Sentinel as the program continues to ramp, a $114 million increase on various tactical solid rocket motor programs, and higher volume across the IBCS portfolio. These increases were partially offset by a $112 million reduction in sales related to the divested training services business and a $109 million decrease on armament programs, including certain military ammunition programs.

NORTHROP GRUMMAN CORPORATION
Operating Income
Current Quarter
Third quarter 2026 operating income increased $16 million, or 7 percent, primarily due to higher sales, partially offset by a lower operating margin rate. Operating margin rate decreased to 10.8 percent from 11.4 percent, primarily due to changes in contract mix toward more cost-type content.
Year to Date
Year to date 2026 operating income decreased $76 million, or 11 percent, primarily due to a lower operating margin rate, partially offset by higher sales. Operating margin rate decreased to 9.4 percent from 11.4 percent principally due to lower net EAC adjustments, largely due to the Q2 2026 unfavorable EAC adjustment on the Stand-in Attack Weapon (SiAW) program and the absence of a prior year favorable EAC adjustment on the EMD phase of the Sentinel program.

MISSION SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2026	2025	Change	2026	2025	Change
Sales	$3,155	$3,093	2%	$9,266	$9,057	2%
Operating income	500	515	(3)%	1,434	1,317	9%
Operating margin rate	15.8%	16.7%		15.5%	14.5%
Sales
Current Quarter
Third quarter 2026 sales increased $62 million, or 2 percent, primarily due to ramp-up on restricted airborne radar programs and higher volume on marine systems programs. These increases were partially offset by lower volume on restricted advanced microelectronics programs.
Year to Date
Year to date 2026 sales increased $209 million, or 2 percent, primarily due to ramp-up on restricted airborne radar programs, higher sales of $255 million on marine systems programs, and the timing of materials on F-35. These increases were partially offset by lower volume on restricted advanced microelectronics programs and a $129 million decrease on the Scalable Agile Beam Radar program.
Operating Income
Current Quarter
Third quarter 2026 operating income decreased $15 million, or 3 percent, primarily due to a lower operating margin rate, partially offset by higher sales. Third quarter 2026 operating margin rate of 15.8 percent reflects strong program performance on marine systems and restricted airborne radar programs. Operating margin rate decreased from 16.7 percent in the third quarter of 2025 due, in part, to a prior year $68 million favorable EAC adjustment in the restricted advanced microelectronics portfolio.
Year to Date
Year to date 2026 operating income increased $117 million, or 9 percent, due to a higher operating margin rate and higher sales. Operating margin rate increased to 15.5 percent from 14.5 percent, primarily due to higher net EAC adjustments driven by improved performance, as well as prior year investments made by the sector in connection with restricted business opportunities.

SPACE SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2026	2025	Change	2026	2025	Change
Sales	$2,749	$2,698	2%	$7,982	$7,912	1%
Operating income	312	298	5%	783	861	(9)%
Operating margin rate	11.3%	11.0%		9.8%	10.9%
Sales
Current Quarter
Third quarter 2026 sales increased $51 million, or 2 percent, primarily due to ramp-up of programs in the restricted space portfolio, partially offset by $136 million of lower sales on Commercial Resupply Service missions due to launch timing.

NORTHROP GRUMMAN CORPORATION
Year to Date
Year to date 2026 sales increased $70 million, or 1 percent, primarily due to ramp-up of programs in the restricted space portfolio, $141 million of higher intercompany sales in support of Sentinel, and $107 million of higher GPI sales. These increases were partially offset by a $159 million decrease on the Graphite Epoxy Motor (GEM) 63XL program and a $129 million decrease on the Next-Generation Overhead Persistent Infrared Polar program.
Operating Income
Current Quarter
Third quarter 2026 operating income increased $14 million, or 5 percent, due to a higher operating margin rate and higher sales. Operating margin rate increased to 11.3 percent from 11.0 percent, primarily due to changes in contract mix toward more fixed-price content.
Year to Date
Year to date 2026 operating income decreased $78 million, or 9 percent, primarily due to a lower operating margin rate, partially offset by higher sales. Operating margin rate decreased to 9.8 percent from 10.9 percent, largely due to lower net EAC adjustments, partially offset by changes in contract mix toward more fixed-price content.
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended September 30				Nine Months Ended September 30
$ in millions	2026		2025		2026		2025
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$2,736	$2,463	$2,296	$2,108	$7,870	$7,180	$6,715	$6,575
Service	798	698	804	690	2,391	2,048	2,234	1,940
Intersegment eliminations	41	37	42	39	116	105	121	112
Total Aeronautics Systems	3,575	3,198	3,142	2,837	10,377	9,333	9,070	8,627
Defense Systems
Product	1,920	1,717	1,657	1,483	5,129	4,668	4,639	4,117
Service	328	287	351	297	1,004	893	1,067	940
Intersegment eliminations	59	53	51	45	166	148	149	132
Total Defense Systems	2,307	2,057	2,059	1,825	6,299	5,709	5,855	5,189
Mission Systems
Product	2,230	1,895	2,203	1,825	6,446	5,477	6,398	5,500
Service	539	440	551	466	1,585	1,312	1,644	1,383
Intersegment eliminations	386	320	339	287	1,235	1,043	1,015	857
Total Mission Systems	3,155	2,655	3,093	2,578	9,266	7,832	9,057	7,740
Space Systems
Product	2,212	1,956	2,213	1,980	6,419	5,817	6,396	5,702
Service	359	321	348	297	1,035	909	1,149	1,021
Intersegment eliminations	178	160	137	123	528	473	367	328
Total Space Systems	2,749	2,437	2,698	2,400	7,982	7,199	7,912	7,051
Segment Totals
Total Product	$9,098	$8,031	$8,369	$7,396	$25,864	$23,142	$24,148	$21,894
Total Service	2,024	1,746	2,054	1,750	6,015	5,162	6,094	5,284
Total Segment(1)	$11,122	$9,777	$10,423	$9,146	$31,879	$28,304	$30,242	$27,178
(1) A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”

NORTHROP GRUMMAN CORPORATION
Product Sales and Costs
Current Quarter
Third quarter 2026 product sales increased $729 million, or 9 percent, primarily due to higher sales on F-35, B-21 and TACAMO at Aeronautics Systems and higher volume on Sentinel, GMLRS ER, and tactical solid rocket motor programs at Defense Systems.
Third quarter 2026 product costs increased $635 million, or 9 percent, consistent with the higher product sales described above.
Year to Date
Year to date 2026 product sales increased $1.7 billion, or 7 percent, primarily due to higher sales on B-21, TACAMO and F-35 at Aeronautics Systems and higher volume on Sentinel, tactical solid rocket motor programs and across the IBCS portfolio at Defense Systems.
Year to date 2026 product costs increased $1.2 billion, or 6 percent, reflecting a higher operating margin rate principally due to the absence of the prior year B-21 loss provision at Aeronautics Systems.
Service Sales and Costs
Current Quarter
Third quarter 2026 service sales decreased $30 million, or 1 percent, primarily due to completion of the Special Electronic Mission Aircraft program at Defense Systems in the prior year.
Third quarter 2026 service costs were comparable with the prior year period.
Year to Date
Year to date 2026 service sales decreased $79 million, or 1 percent, primarily due to lower restricted service sales at Space Systems, lower service volume at Defense Systems due to the training services divestiture, and lower volume on airborne electronic warfare programs at Mission Systems, partially offset by higher restricted service sales at Aeronautics Systems.
Year to date 2026 service costs decreased $122 million, or 2 percent, reflecting a higher operating margin rate principally driven by higher net EAC adjustments on service programs at Aeronautics Systems, Mission Systems and Space Systems.
BACKLOG
Backlog consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2026
Aeronautics Systems	$15,511	$11,288	$26,799	$23,052	16%
Defense Systems	10,294	26,181	36,475	27,796	31%
Mission Systems	14,442	5,533	19,975	18,632	7%
Space Systems	9,848	16,500	26,348	26,201	1%
Total backlog	$50,095	$59,502	$109,597	$95,681	15%
Third quarter and year to date 2026 net awards totaled $16.4 billion and $46.2 billion, respectively. Backlog totaled $109.6 billion. Significant third quarter new awards include $4.6 billion for restricted programs (primarily at Aeronautics Systems, Space Systems, and Mission Systems), $2.0 billion for Sentinel, $1.4 billion for Virginia Class submarines, $1.3 billion for F-35 at Aeronautics Systems, and $1.0 billion for E-2.
LIQUIDITY AND CAPITAL RESOURCES
We are focused on the efficient conversion of operating income into cash to provide for the company’s material cash requirements, including working capital needs, satisfaction of contractual commitments, funding of our pension and OPB plans, investment in our business through capital expenditures, and shareholder returns.
At September 30, 2026, we had $3.7 billion in cash and cash equivalents. We expect cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets, if needed, to be sufficient to provide liquidity to the company in the short-term and long-

NORTHROP GRUMMAN CORPORATION
term. The company has a five-year senior unsecured revolving credit facility in an aggregate principal amount of $3.0 billion, and in April 2026, we renewed our one-year $500 million uncommitted credit facility. At September 30, 2026, there were no borrowings outstanding under these credit facilities.
Cash Flow Measures
In addition to our cash position, we consider various cash flow measures in capital deployment decision-making, including cash provided by operating activities and adjusted free cash flow, a non-GAAP measure described in more detail below.
Operating Cash Flow
The table below summarizes key components of cash provided by operating activities:

	Nine Months Ended September 30		%
$ in millions	2026	2025	Change
Net earnings	$3,093	$2,755	12%
Changes in trade working capital(1)	(2,154)	(2,437)	(12)%
Other, net	430	542	(21)%
Net cash provided by operating activities	$1,369	$860	59%
(1)Beginning in the fourth quarter of 2025, the company redefined trade working capital presented in this table to include accounts receivable, unbilled receivables, inventoried costs, trade accounts payable and advance payments and billings in excess of costs incurred. Prior period amounts and disclosures have been recast to conform to the current period presentation.
Year to date 2026 net cash provided by operating activities increased $509 million as compared with the same period in 2025, primarily due to lower net cash tax payments.
Adjusted Free Cash Flow
Adjusted free cash flow, as reconciled in the table below, is a non-GAAP measure defined as net cash provided by or used in operating activities, less capital expenditures, plus proceeds from the sale of equipment to a customer (not otherwise included in net cash provided by or used in operating activities) and the after-tax impact of discretionary pension contributions. Adjusted free cash flow includes proceeds from the sale of equipment to a customer, if any, as such proceeds were generated in a customer sales transaction. It also includes the after-tax impact of discretionary pension contributions, if any, for consistency and comparability of financial performance. This measure may not be defined and calculated by other companies in the same manner. We use adjusted free cash flow as a key factor in our planning for, and consideration of, acquisitions, the payment of dividends and stock repurchases. This non-GAAP measure may be useful to investors and other users of our financial statements as a supplemental measure of our cash performance, but should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to operating cash flows presented in accordance with GAAP. During the nine months ended September 30, 2026 and 2025, the company made no discretionary pension contributions.
The table below reconciles net cash provided by operating activities to adjusted free cash flow:

	Nine Months Ended September 30		%
$ in millions	2026	2025	Change
Net cash provided by operating activities	$1,369	$860	59%
Capital expenditures	(775)	(788)	(2)%
Proceeds from sale of equipment to a customer	371	—	NM
Adjusted free cash flow	$965	$72	1,240%
Year to date 2026 adjusted free cash flow increased $893 million, or 1,240 percent, as compared with the same period in 2025, primarily due to higher net cash from operating activities and proceeds received in connection with the sale of equipment to a customer.

NORTHROP GRUMMAN CORPORATION
Investing Cash Flow
Year to date 2026 net cash used in investing activities decreased $177 million, or 36 percent, as compared with the same period in 2025, principally due to $371 million of proceeds from the sale of equipment to a customer and $107 million of proceeds from the sale of an investment, partially offset by $333 million of proceeds from the training services divestiture in the prior year.
Financing Cash Flow
Year to date 2026 net cash used in financing activities decreased $1.1 billion, or 38 percent, as compared with the same period in 2025, primarily due to a $1.1 billion decrease in share repurchases.
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
•cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners, including threats or disruptions from the use of artificial intelligence models capable of exploiting vulnerabilities to conduct or enhance cyber attacks, and changes in related regulations
•the performance and viability of our subcontractors and suppliers and the availability and pricing of raw materials, critical minerals and metals, chemicals, parts and components, particularly with inflationary pressures, increased costs, pricing changes, shortages in labor and financial resources, supply chain disruptions, and extended material lead times
•our ability to attract and retain a qualified and talented workforce with the necessary security clearances to meet our performance obligations
•our exposure to additional risks as a result of our international business, including risks related to global security and strategic alliances, geopolitical and economic factors, misconduct, suppliers, laws and regulations
•our ability to innovate, develop new products and technologies, progress and benefit from digital transformation and maintain technologies to meet the needs of our customers
•natural disasters, epidemics, pandemics and similar outbreaks and other significant disruptions
•products and services we provide related to hazardous and high risk operations, including the production and use of such products, which subject us to various environmental, regulatory, financial, reputational and other risks
•our ability appropriately to protect and exploit intellectual property rights
General and Other Risk Factors
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

NORTHROP GRUMMAN CORPORATION
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chair, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2026, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended September 30, 2026, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The approximate dollar value of shares that may yet be purchased under the company’s share repurchase authorization is $2.5 billion as of September 30, 2026. We had no repurchases of common stock during the three months ended September 30, 2026.
Share repurchases take place from time to time, subject to market and regulatory conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase.
See Note 2 to the financial statements for further information on our share repurchase programs.
Item 5. Other Information
Consistent with Item 408 of Regulation S-K, the following table reflects Rule 10b5-1 trading arrangements and non-Rule 10b5-1 trading arrangements (as defined in Item 408) entered into by any director or officer (as defined in Rule 16a-1(f) of the Exchange Act) during the quarter ended September 30, 2026.

Name (Title)	Type of Trading Arrangement	Date of Adoption	Expiration Date of Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Mark A. Welsh III	Rule 10b5-1 Trading Arrangement	July 27, 2026	August 7, 2027 or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan.	Sale of 392 shares of common stock
(Director)

NORTHROP GRUMMAN CORPORATION
Item 6. Exhibits

*+10.1	2026 Market Stock Units Grant Agreement Specifying Terms and Conditions Applicable to 2026 Market Stock Units Granted to Kathy J. Warden Under the 2024 Long-Term Incentive Stock Plan

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of John T. Greene pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of John T. Greene pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted as inline XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) Other Information. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: October 19, 2026